Form 10KSB
period 2003-12-31
ALLIED BANCSHARES INC
filed 2004-03-26
CIK 1259339

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2003

Commission file number 333-109462

ALLIED BANCSHARES, INC.

-------------------------------------------------------

(Name of small business issuer in its charter)

GEORGIA ------------------------------------------------------	92-0184877 ------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 MARKET PLACE BOULEVARD CUMMING, GEORGIA ----------------------------------------------------------- (Address of Principal Executive Offices)	30041 ------------------------ (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the price at which the stock was sold ($10.00 per share), as of March 22, 2004, was $11,665,720. The issuer's stock has not been issued, but is subject to issuance pursuant to binding subscriptions executed pursuant to its pending stock offering. It is anticipated that the stock will be issued on or before April 5, 2004. The dollar figure above assumes issuance of the stock pursuant to the subscriptions.

The number of shares outstanding of the issuer's class of common stock, as of March 22, 2004 was 1 share of stock. However, as of said date the issuer had binding subscriptions to purchase 1,500,000 shares of its common stock pursuant to its pending stock offering.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure format (check one): Yes No X

Exhibit Index on Page 57

1 of 57


2 of 57

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allied Bancshares, Inc. (the "Company") or First National Bank of Forsyth County (the "Bank") to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

  The inability of the Bank to achieve and maintain regulatory capital standards;
  Changes in the legislative and regulatory environment;
  The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and
  The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Allied Bancshares, Inc.

Allied Bancshares, Inc. (sometimes referred to as "Allied Bancshares" or the "Company") is a Georgia corporation that was incorporated on June 4, 2003 to organize and serve as the holding company for First National Bank of Forsyth County (sometimes referred to as "First National of Forsyth" or the "Bank"), a national bank being organized under federal law. First National Bank of Forsyth County will be a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. Management believes that local ownership and control will allow First National Bank of Forsyth County to serve customers more efficiently and will aid in the Bank's growth and success. The Bank will conduct a general commercial banking business, emphasizing personalized banking services to small-to medium-sized businesses and consumers.

On August 4, 2003, the Company filed an application with the Office of the Comptroller of the Currency (the "OCC") to establish a new national bank in Forsyth and Hall counties and with the FDIC for federal deposit insurance. On November 20, 2003, the OCC granted conditional approval of the charter application, and on December 19, 2003, the FDIC granted conditional approval of the application for deposit insurance. The Company filed an application on January 14, 2004 with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance to become a bank holding company and to acquire all of the capital stock of First National Bank of Forsyth County. The Company received approval to become a bank holding company from the Federal Reserve on February 27, 2004, and from the DBF on February 24, 2004. In order to receive a permit to begin business, the Bank will be required to satisfy the conditions to these approvals, including: (1) capitalizing First National Bank of Forsyth County with approximately $9 million, (2) ensuring that at least one director on our board has previous banking experience, and (3) implementing appropriate banking policies and procedures. After receiving final regulatory approvals, management anticipates that the Bank will begin operations in a temporary facility located near the main bank site in the second quarter of 2004. Management expects that the Bank will begin operations at its permanent facility in the fourth quarter of 2004.

3 of 57


First National Bank of Forsyth County

First National Bank of Forsyth County will focus on community involvement and personal service while providing customers with the financially sophisticated products typically offered by a larger bank. First National Bank of Forsyth County will emphasize personalized banking services to small- to medium-sized businesses and consumers. Lending services will include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. First National Bank of Forsyth County will offer a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. The Bank will also provide additional services such as ATM cards, debit cards, travelers' checks, direct deposit and automatic transfers. The Bank intends to offer its services through a variety of delivery systems including branch facilities, automated teller machines, courier services, private banking and perhaps, in the future, internet banking.

Philosophy and Strategy

The philosophy of the management of the Bank with respect to its initial operations will be to emphasize prompt and responsive personal service to the residents of Forsyth County and Hall County, Georgia in order to attract customers and acquire market share now controlled by other financial institutions in the Bank's market area. The organizers believe that First National of Forsyth offers the residents of Forsyth and Hall Counties and the surrounding areas the opportunity to have their banking needs met by a locally owned and managed community bank.

Management of First National of Forsyth intends to implement an active officer and director call program to promote these efforts. The purpose of this call program will be to describe the products, services and philosophy of the Bank to both existing and new business prospects. In addition, the President of the Bank has substantial banking experience in Forsyth and Hall Counties, which will be an asset in providing both products and services designed to meet the needs of the Bank's customer base. Many of the organizers are active or past active members of the business community in Forsyth or Hall County, and their continued active community involvement will provide an opportunity to promote the Bank and its products and services. The organizers intend to utilize effective advertising and superior selling efforts in order to build a distinct institutional image for the Bank and to capture a customer base.

Management's business strategy for the Bank will involve the following:

  Capitalizing on the directors' and officers' diverse community involvement, professional expertise and personal and business contacts within our primary service area.
  Hiring and retaining highly experienced and qualified banking personnel, preferably with established client relationships.
  Providing individualized attention with consistent, local decision-making authority.
  Attracting an initial customer base by offering competitive interest rates on deposit accounts.
  Positioning the main office in a highly visible location near the major traffic arteries of Georgia Highway 400 and Georgia Highway 20.
  Conducting an aggressive marketing program.

Market Opportunities

Primary Service Area. The Bank's primary market areas (PMA) consist of two main areas. First is Forsyth County, which will be served by the main office to be located in Forsyth County. This site will serve the needs of the Cumming and Forsyth County population. Our primary service area has averaged approximately 12% population growth annually during the last 12 years and 123.2% growth between 1990 and 2000. Management estimates that First National Bank of Forsyth County will draw most of its customer deposits and

4 of 57


conduct most of its lending transactions from and within its primary service area. Management believes that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

The second market area is Hall County, which will be served by a branch office to be located in Gainesville, Georgia. Hall County is a dynamic, diverse and growing community. The City of Gainesville, the county seat of Hall County, and its surrounding area was recently designated a "metropolitan statistical area." Hall County is growing rapidly. Household growth is about 3.5% annually, with 1,500 new households being added each year.

Lending Services

Lending Policy. First National of Forsyth is being established to support Forsyth County and the adjacent county of Hall. Consequently, the bank will aggressively seek "good loans" primarily within a limited geographic area. "Good loans" are sound, profitable extensions of credit, properly underwritten with a reasonable expectation of repayment in accordance with the agreed upon terms and conditions. Management projects that the Bank's real estate-related loans will comprise approximately 65% of its loan portfolio. Management also projects that the real estate loans will be divided approximately evenly among commercial and residential real estate loans and construction and development loans. The Bank also plans to make commercial loans to small- and medium-sized businesses and professional concerns. Management projects that these loans will comprise approximately 30% of the loan portfolio. Finally, the Bank plans to make consumer loans to individuals. Management projects that these loans will comprise approximately 5% of the loan portfolio.

Based on the Bank's executive officers' past lending experience, management believes that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

Loan Approval And Review. First National Bank of Forsyth County's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or First National Bank of Forsyth County's Loan Committee will determine whether to approve the loan request. First National Bank of Forsyth County will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits. First National Bank of Forsyth County's lending activities will be subject to a number of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, First National Bank of Forsyth County will be able to loan any one borrower a maximum amount equal to either:
-	15% of First National Bank of Forsyth County's capital and surplus; or
-	25% of its capital and surplus if the amount that exceeds 15% secured by readily marketable collateral.

These legal limits will increase or decrease as First National Bank of Forsyth County's capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks. The principal economic risk associated with each category of loans that First National Bank of Forsyth County expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

The well-established financial institutions in the Forsyth and Hall Counties market are likely to make proportionately more loans to medium-to large-sized businesses than First National Bank of Forsyth County will make. Many of First National Bank of Forsyth

5 of 57


County's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans. First National of Forsyth County will make commercial real estate loans, construction and development loans, and residential real estate loans in and around Hall and Forsyth Counties. These loans will include commercial loans where the Bank takes a security interest in real estate from an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

Commercial Real Estate. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding 60 months. The Bank will generally charge an origination fee. The Bank will attempt to reduce credit risk on its commercial real estate loans by:

  Emphasizing loans on owner-occupied office and retail buildings;
  Limiting the ratio of the principal amount of the loan to the value of the collateral, as established by an independent appraisal, to no more than 80%; and
  Requiring that the net projected cash flow available for debt service equals 120% of the debt service requirement.

In addition, the Bank may require personal guarantees from the property owners supported by the bank's review of the owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank will try to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

Construction And Development Loans. Construction and development loans will be made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid monthly. The ratio of the principal amount of the loan to the value of the collateral, as established by independent appraisal, generally will not exceed 80%. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed as the project is completed and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

Residential Real Estate. The Bank's residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. The Bank will offer fixed and variable rates on our mortgages. The amortization of these loans will generally not exceed 15 years and the rates will generally not be fixed for over 60 months. The ratio of the loan principal to the value of collateral, as established by independent appraisal, will generally not exceed 90%. Management expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and will minimize losses that could result from a downturn in the residential real estate market.

The Bank may also originate mortgage loans for sale to institutional investors in the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before making the loan.

Commercial Loans. First National of Forsyth plans to make commercial loans to small and medium-sized businesses and professional concerns. The terms of these loans will vary by their purpose and by their underlying collateral, if any. The Bank will typically make equipment loans for a term of seven years or less at fixed or variable rates, with the loan being fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the amount of the loan to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms of one year or less and will usually be secured by accounts receivable, inventory and/or personal guarantees of the principals of the business. For

6 of 57


loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management, its ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and its ability to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

Consumer Loans. The Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the Bank will require that each consumer loan be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, the Bank will limit fixed monthly obligations to no more than 40% of the borrower's gross monthly income. The borrower should also be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed.

Investments

In addition to loans, the Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

Deposits

First National of Forsyth plans to establish solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The primary means used to attract deposits will be an aggressive marketing plan in its service areas, a broad product line, and competitively priced services. The primary sources of deposits will be residents of, and businesses and their employees located in, Forsyth and Hall Counties, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. Deposits will be generated by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services which may be permitted by law or regulation and which may be offered to remain competitive in the market. Certificates of deposit will be obtained from sources not in its market areas if the generation of local deposits does not meet the needs of the Bank.

Other Banking Services

Other anticipated banking services include travelers' checks, direct deposit of payroll and Social Security checks, night depository, ATM cards and debit cards. First National Bank of Forsyth County plans to become associated with one or more nationwide networks of automated teller machines that our customers will be able to use throughout Georgia and other regions. The Bank does not plan to charge its customers for the use of these automated teller machines since the Bank will initially have only two locations. However, other financial institutions may charge our customers for the use of their automated teller machines. The Bank also plans to offer VISA(R) credit card services through a correspondent bank as an agent for the Bank.

Asset and Liability Management.

The Bank intends to manage its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions will be conducted within the framework of written loan and investment policies that the Bank has adopted. The Bank will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will manage its balance sheet so that any mismatch of maturities and interest rate adjustment periods between earning assets and interest bearing liabilities are minimized.

7 of 57


Employees

Upon commencement of operations, the Bank is expected to have approximately 14 full-time employees. Allied Bancshares is not expected to have any employees who are not also employees of the bank.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations affecting Allied Bancshares and First National of Forsyth. This summary is qualified in its entirety by reference to the particular statutory and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Bank Holding Company Regulation

Allied Bancshares will be a registered holding company under the Bank Holding Company Act of 1956 (the "BHC Act") and the Georgia Bank Holding Company Act (the "Georgia BHC Act") and will be regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the Georgia Department of Banking and Finance (the "DBF") respectively.

As a bank holding Company, the Company is required to file annual reports with the Federal Reserve and the DBF and such additional information as the applicable regulator may require pursuant to the BHC Act and the Georgia BHC Act. The Federal Reserve and the DBF may also conduct examinations of the Company to determine whether it is in compliance with both BHC Acts and the regulations promulgated hereunder.

The BHC Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks in Georgia will also require prior approval from the DBF.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") amended federal law to permit bank holding companies to acquire existing banks in any state, and any interstate bank holding company may merge its various bank subsidiaries into a single bank with interstate branches. States had the authority to authorize interstate branching prior to June 1, 1997 or alternatively, to opt out of interstate branching prior to that date.

In response to the Interstate Act, Georgia legislation permits interstate branching where the branch banks are acquired by merger or acquisition between an out-of-state bank and a Georgia bank. Furthermore, recent Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia. Since July 1, 1998, banks have been permitted to establish branch banks statewide in Georgia without limitation.

In addition to having the right to acquire ownership or control of other banks, a bank holding company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

8 of 57


Bank Regulation

Allied Bancshares will initially have one subsidiary bank, First National Bank of Forsyth County. First National of Forsyth will be a national bank chartered under the laws of the United States and will be subject to examination by the OCC. The OCC regulates or monitors all areas of a bank's operations and activities, including reserves, loans, mergers, issuance of securities, payment of dividends, interest rates and establishment of branches.

The Bank will also be insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured state banks that are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assuming bank is an insured non-member state bank.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain types of arrangements in connection with any extension of credit or provision of any property or services.

As a national bank, the Bank may not pay dividends from its paid-in-capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Under the 1991 Act (defined below), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See, "Capital Requirements" below.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions [any of which transactions] if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

9 of 57


Change In Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company's common stock is not registered under the Securities Exchange Act of 1934; however, the Company will be required to register its common stock under the Securities Exchange Act in April, 2005. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

  Banking or managing or controlling banks; and
  Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
  Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
  Factoring accounts receivable;
  Making, acquiring, brokering or servicing loans and usual related activities;
  Leasing personal or real property;
  Operating a non-bank depository institution, such as a savings association;
  Trust company functions;
  Financial and investment advisory activities;
  Conducting discount securities brokerage activities;
  Underwriting and dealing in government obligations and money market instruments;
  Providing specified management consulting and counseling activities;
  Performing selected data processing services and support services;
  Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

10 of 57


In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  Lending, trust and other banking activities;
  Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
  Providing financial, investment, or advisory services;
  Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
  Underwriting, dealing in or making a market in securities;
  Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
  Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
  Merchant banking through securities or insurance affiliates; and
  Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of Bank Activities

First National Bank of Forsyth County will be a commercial bank chartered under the laws of the National Bank Act and will be subject to examination by the Office of the Comptroller of the Currency. The OCC will be the primary regulator of the Bank.

The FDIC will insure First National Bank of Forsyth County's deposits and will also regulate the Bank. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. The FDIC also

11 of 57


approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in transactions where the resulting, continued or assuming bank is an insured state bank which is not a member of the Federal Reserve System.

Branching. Under current Georgia law, First National Bank of Forsyth County may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, First National Bank of Forsyth County will be able to acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2004.

12 of 57


The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires the appropriate federal regulator, in connection with its examinations of financial institutions within its jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low-and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on First National Bank of Forsyth County. Banks with aggregate assets of $250 million or less are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the

  Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
  Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
  the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on August 4, 2003 and was amended on December 19, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA. We plan to implement procedures to comply with all GFLA requirements.

The deposit operations of the Bank are subject to:

  The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

13 of 57


  The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profile of the individual banking institution. The guidelines define capital as either Tier 1 capital (primary shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth (which will initially be the case for the bank) or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

The federal banking agencies have amended the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio and to require banks with greater interest rate risk to maintain adequate capital for the risk.

The Federal Deposit Insurance Corporation Improvements Act of 1991 (the "1991 Act") imposes a regulatory matrix that requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures provide unsuccessful in recapitalizing the institution and correcting its problems, the 1991 Act mandates that the institution be placed in receivership.

Pursuant to regulations promulgated under the 1991 Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the 1991 Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions.

The capital thresholds established for each of the categories are as follows:
Capital Category	Tier 1 Capital	Total Risk Based Capital	Tier 1 Risk Based Capital	Other
Well Capitalized	5% or more	10% or more	6% or more	Not subject to a capital directive

Adequately Capitalized	4% or more	8% or more	4% or more	---

Undercapitalized	Less than 4%	Less than 8%	Less than 4%	---

Significantly Undercapitalized	Less than 3%	Less than 6%	Less than 3%	---

Critically Undercapitalized	2% or less tangible equity	---	---	---

The capital guidelines can affect Allied Bancshares in several ways. After completion of its stock offering, the Company's capital levels will initially be more than adequate. However, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination

14 of 57


of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

The OCC will require First National of Forsyth to maintain a ratio (the "primary capital ratio") of total capital (which is essentially Tier 1 capital plus the allowance for loan losses) to total assets (defined as balance sheet assets plus the allowance for loan losses) of at least 8%. In addition, the Bank expects that, in accordance with the OCC policy, the Bank will be required to maintain a primary capital ratio of 10% during its first three years of operation.

Payment Of Dividends

Allied Bancshares is a legal entity separate and distinct from the Bank. The principal sources of Allied Bancshares' cash flow, including cash flow to pay dividends to its shareholders, will be dividends that First National Bank of Forsyth County will pay to its sole shareholder, Allied Bancshares. Statutory and regulatory limitations apply to First National Bank of Forsyth County's payment of dividends to Allied Bancshares as well as to Allied Bancshares' payment of dividends to its shareholders.

The OCC will regulate the Bank's dividend payments as set forth above under the subheading "Bank Regulation".

The payment of dividends by Allied Bancshares and First National Bank of Forsyth County may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal banking regulator, First National Bank of Forsyth County were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. See "Prompt Corrective Action" above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

  a bank's loans or extensions of credit to affiliates;
  a bank's investment in affiliates;
  assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
  loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to prevent the Bank's acquiring low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

15 of 57


The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and
  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA Patriot Act, financial institutions must establish anti-money laundering programs. The USA Patriot Act sets forth minimum standards for these programs, including:

  the development of internal policies, procedures and controls;
  the designation of a compliance officer;
  an ongoing employee training program; and
  an independent audit function to test the programs.

Pursuant to the mandate of the USA Patriot Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

16 of 57


Under the authority of the USA Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

  expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network

("FinCEN");

  notify FinCEN if an account or transaction is identified;
  designate a contact person to receive information requests;
  limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and
  maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. It is the Bank's policy not to open accounts with foreign banks.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

The Bank's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Competition

The banking business is highly competitive. The Bank will compete with other commercial banks in its primary service areas.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank will encounter strong competition from most of the financial institutions in the Bank's primary service areas. In the conduct of certain areas of its banking business, the Bank will also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same

17 of 57


degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not presently intend to provide. Management believes that competitive pricing and personalized service provides it with a method to compete effectively in the primary service areas.

Employees

As of March 15, 2004, the Company had 10 full-time employees. These employees will become employees of the Bank when the Bank opens for business. The Company does not presently intend, during the first few years, to have any employees who are not also employees of the Bank once the Bank opens. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Company has good relations with its employees.

 ITEM 2. DESCRIPTION OF PROPERTIES

The main office of First National Bank of Forsyth will be located on a 1.34 acre tract of land located on Market Place Boulevard just south of the intersection of Market Place Boulevard and Buford Dam Road in Forsyth County, Georgia. Allied Bancshares has entered into an agreement under which an individual has transferred the 1.34 acre site valued at $850,000 in exchange for 85,000 shares of common stock of the Company. The Company has obtained an independent appraisal of the site establishing that its fair market value is $850,000.

The Company and the Bank have also leased a branch office for the Bank on Green Street, Gainesville, Hall County, Georgia. The lease has a term of 3 years and began March1, 2004. The monthly rental rate is $5,971.00.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company is currently conducting its initial public offering of its common stock. In June, 2003, the Company issued one share of common stock to its President and Chief Executive Officer, Andrew K. Walker. That share will be redeemed upon completion of the offering. As of March 22, 2004, the Company had received subscriptions and subscription payments for 1,500,000 shares, and anticipates completing the sale of all 1,500,000 shares being offered on or before April 5, 2004. The subscriptions represent approximately 580 shareholders. The subscription proceeds are still in escrow, even though all conditions for breaking escrow have been met. The Company anticipates breaking escrow on April 5, 2004, in order to capitalize and open the Bank for business. No market for the Company's common stock currently exists, nor does the Company expect one to develop after the close of its initial public offering.

18 of 57


(b) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Plan of Operation

The Company was organized on June 4, 2003, and from that date until the present, its principal activities have been related to its organization, conducting the initial public offering, pursuing approvals from the OCC and FDIC of its application to charter the Bank and pursuing approvals from the Federal Reserve and DBF for the Company to acquire control of the Bank, and preparing to conduct business at its two locations.

On November 20, 2003 , the Company received preliminary approval from the OCC to organize the Bank and on December 19, 2003, the Company received preliminary approval from the FDIC. The Company is in the process of raising $15.0 million in capital, approximately $9.0 million of which the Company will invest in the Bank.

On February 27, 2004, the Company received bank holding company approval from the Federal Reserve to acquire the Bank, and on February 24, 2004, the Company received bank holding company approval from the DBF.

After receiving final regulatory approvals, the Company anticipates beginning Bank operations at a temporary facility in the second quarter of 2004, and the Bank expects to move to its permanent facility in the third quarter of 2004.

First National Bank of Forsyth County will be operated as a full service commercial bank. The Bank plans to offer personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market funds and various types of certificates of deposit. The Bank also plans to offer installment loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank intends to provide such services as official bank checks and money orders, Mastercard and Visa credit cards, safe deposit box, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds.

The main office of First National of Forsyth will be located on a 1.34 acre tract of land located on Market Place Boulevard just south of the intersection of Market Place Boulevard and Buford Dam Road in Forsyth County, Georgia. Allied Bancshares has entered into an agreement under which an individual has transferred the 1.34 acre site valued at $850,000 in exchange for 85,000 shares of common stock of the Company. The Company has obtained an independent appraisal of the site establishing that its fair market value is $850,000.

The Company and the Bank plan to build a 10,000 square foot, two-story building on the 1.34 acre site. The cost of construction of the building is estimated to be approximately $1,500,000. The furniture, fixtures and equipment necessary for operation of the bank are projected to cost approximately $300,000. Construction, equipping and occupancy of the bank building is projected to occur by October, 2004. It is anticipated that the Bank will open for business by April 5, 2004, in a temporary building to be located on property adjacent to the site of the permanent bank building.

  The Company and the Bank have also leased a branch office for the Bank on Green Street, Gainesville, Hall County, Georgia. The lease has a term of 3 years and began March 1, 2004. The monthly rental rate is $5,971.00.

19 of 57


The branch will be located in office space in the office building located at 311 Green Street in Gainesville. The cost of the lease will be approximately $72,000 annually, plus utilities, taxes, insurance and common area maintenance charges. The cost of leasehold improvements will be $25,000. The furniture, fixtures and equipment necessary for operation of the branch are projected to cost approximately $75,000. Construction, equipping and occupancy of the branch office will be completed by March 31, 2004. The Company anticipates that the branch will open for business by April 5, 2004. Management intends to operate the branch under the trade name "First National Bank of Hall County."

The Company believes that the net proceeds raised in the stock offering will satisfy the Company's cash requirements for the five-year period following the opening of the Bank. Accordingly, the Company does not anticipate that it will be necessary to raise additional funds to operate the Company or the Bank over the next five years.

Financial Condition at December 31, 2003

Total assets at December 31, 2003 were $4,195,000 principally composed of $53,000 in fixed assets, $4,055,000 in restricted cash, $1,500 in cash, and $75,000 in deferred offering expenses. These assets other than restricted cash were funded by $488,000 of advances from Alliance National Bank, guaranteed by the organizers. The restricted cash is the $4,055,000 in subscribers' funds held in escrow.

Results of Operations

The Company's cumulative net loss from June 2003 was $356,000 for the year ended December 31, 2003.

Expenses for the year ended December 31, 2003 totaled $356,000 and primarily consisted of officer compensation of $227,000, legal and consulting fees of $40,000 and other operating expenses of $98,000.

No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about the tax attributes of the Company at December 31, 2003, see note 11 to the Company's audited financial statements provided in exhibit 99.1 to this Annual Report on Form 10-KSB.

Liquidity

The Company must maintain a certain portion of its assets in funds that are readily available to pay current liabilities. Cash totaled $1,500 at December 31, 2003. Restricted cash in the form of Subscribers deposits in escrow totaled $4,055,000. For more detailed information about the cash sources and uses for the period ended December 31, 2003, see the Statement of Cash Flows included in the Company's audited financial Statements provided in Exhibit 99.1 to this Annual Report on Form 10-KSB.

Capital Resources

Since the Company has been in the organizational stage, funding has been provided by a $600,000 line of credit. Advances from the line of credit outstanding at December 31, 2003 totaled $488,000. An additional $400,000 line of credit is available, but there are no outstanding borrowings under this line of credit at December 31, 2003.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are incorporated herein by reference to Exhibit 99.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

20 of 57


ITEM 8A. CONTROLS AND PROCEDURES

Andrew K. Walker, President and Chief Executive Officer of the Company, and Richard E. Bell, Senior Vice President and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of December 31, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to them by others within the Company in a timely manner.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company are expected to serve as directors of the Bank. The Company, as the sole shareholder of the Bank, will elect each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2003, (3) his or her director class, (4) the year he or she was first elected as a director of the Company, and (5) his or her positions with the Company other than as a director and his or her other business experience for the past five years. The board of directors is divided into three classes, with each class being as nearly equal in number as possible, and the directors serve for staggered three-year terms. The present term of office of each director in Class 1 will expire at the annual shareholders meeting of the Company to be held in April, 2007; the present term of office of each director in Class 2 will expire at the annual shareholders meeting of the Company to be held in April, 2005; and the present term of office of each director in Class 3 will expire at the annual shareholders meeting of the Company to be held in April, 2006.
NAME AND ADDRESS (AGE)	DIRECTOR CLASS	DIRECTOR SINCE	POSITION WITH COMPANY OTHER THAN DIRECTOR /OTHER BUSINESS EXPERIENCE

Andrew K. Walker (52)		2003

President and Chief Executive Officer of the Company; formerly President and Chief Executive Officer of First National Bank of Johns Creek (1998-2002); Division Executive Officer of Main Street Bank - Johns Creek (2002-2003)

Carl E. Hansson (52)		2003	Chairman of the Board of the Company; Chairman and Chief Executive officer of The Sports Section, Inc., a youth sports photography company

Peter L. Gatti (44)		2003	Vice President and co-owner of Fax Tax, Inc. and E-Tax, Inc., accounting and tax firms that process tax returns on an electronic basis

Jim P. Meadows (58)		2003	Chairman of Casa Mortgage, Inc., a wholesale mortgage banking company in Houston, Texas

21 of 57


Jackson P. Turner (79)	2003	Vice Chairman of the Board of the Company; Chairman and President of C.C. Financial, Inc. and Chairman of Alliance Bancshares, Inc. and Alliance National Bank, Dalton, Georgia

Brent H. Baker, Sr. (55)	2003	President of Brent Baker, Inc., an investment banking and bank consulting firm

John S. Martin, III (52)	2003	President of GeorgiaLink Public Affairs Group, a consulting company which assists companies with governmental affairs

Sam R. Story, III (36)	n/a	Chief Lending Officer of the Company; formerly Vice President of Main Street Bank (formerly First National Bank of Johns Creek) (2001-2003); formerly Vice President of Formation Capital (1997-2001)

Richard E. Bell (57)	n/a	Chief Financial Officer of the Company; Vice President & Treasurer of NDCHealth Corporation 2001-2002); Vice President and Treasurer of National Data Corporation (1997-2001)

None of the directors and officers are related, except Jackson P. Turner is Andrew K. Walker's father-in-law.

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act, and its officers, directors and principal shareholders are not subject to the filing requirements of Section 16 of the Securities and Exchange Act.

The Company's Board of Directors has determined that Peter L. Gatti, one of the directors serving on the Company's audit committee, is an audit committee financial expert, as that term is defined under SEC Rules, and that Mr. Gatti is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Gatti served on the audit committee of First National Bank of Johns Creek from 1999 until December, 2002, when the bank merged with Main Street Bank. Since 1989 Mr. Gatti has also been vice president and co-owner of Fax Tax, Inc. and E-Tax, Inc., accounting and tax firms that have over 600 satellite offices and that process tax returns on an electronic basis.

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial/accounting officer.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table presents the total compensation of the Company paid during the 2003 fiscal year (since the Company's inception in June 2003) to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during the 2003 fiscal year.

22 of 57

Annual Compensation
Name and Position	Year	Salary $	Bonus $	Other Annual Compensation

--------------------------------------------------------------------------------
Andrew K. Walker President and Chief Executive Officer	2003	$84,359	$-0-	$1,160

(1) We have omitted information on perquisites and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

(2) Consists of salary paid to Mr. Walker for services as president and chief executive officer from June, 2003 to December 31, 2003 at an annualized rate of $140,000 including an auto allowance pursuant to the terms of his employment agreement.

Employment Agreements.

Andrew K. Walker has an employment agreement with Allied Bancshares and First National of Forsyth under which he will serve as President and Chief Executive Officer of the Company and of the Bank. The employment agreement provides for an initial term of 5 years. He will be paid an initial annual salary of $140,000. He will also be entitled to certain performance bonuses subsequent to the Bank's opening. The criteria for earning performance bonuses will be established by the Board of Directors.

Under Mr. Walker's employment agreement, the Company will grant to him on the date of the closing of the Company's stock offering options to purchase 25,000 shares of the Company's common stock. The purchase price for the shares will be $10.00 per share, and the options will have a term of ten years. The option agreement will provide that the option to purchase one-fifth of the shares subject to the options will vest on the last day of each of the first five fiscal years of the Company after the opening date of the Bank, but only if Mr. Walker remains employed by the Company and the Bank on such date. If the Bank's primary regulator issues a capital directive or other order requiring the Bank to obtain additional capital, the options will be forfeited if not then exercised. The Board anticipates that upon adoption of a stock option plan for all officers and employees, Mr. Walker's option will be exchanged for options, with the same terms, issued under such stock option plan. Such stock option plan will be subject to the approval of the shareholders of the Company.

Mr. Walker will also participate in any retirement, welfare, deferred compensation, life and health insurance and other benefit plans or programs of the Bank. He will also participate in any long-term equity incentive program of the Company, if one is implemented, and will be eligible for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Bank.

If the Company and the Bank terminate Mr. Walker's employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him severance pay for the remaining term of the agreement. If Mr. Walker's employment is terminated due to a sale, merger or other change of control of the Company, the Bank and the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 12 months from the termination date. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately.

In addition, Mr. Walker's employment agreement provides that for a period of twelve months following voluntary termination by Mr. Walker, but not beyond the original termination date of his employment term under the agreement, Mr. Walker may not so long as he is receiving compensation from the Bank: (i) be employed in the Banking business or any related field thereto within Forsyth County, (ii) solicit customers of the Bank for the purpose of providing financial services; (iii) solicit employees of the Bank for employment; (iv)

23 of 57


furnish anyone or use any list of customers of the Bank for Banking purposes; or (v) furnish, use or divulge to anyone any information acquired by him from the Bank relating to the Bank's methods of doing business.

Mr. Walker will also receive other employment benefits under his employment agreement with the Company and the Bank as spelled out in his employment agreement.

Director Compensation

Neither Allied Bancshares nor First National Bank of Forsyth County will separately compensate its directors for their service as directors until First National Bank of Forsyth County earns a cumulative profit. Thereafter, First National Bank of Forsyth County will adopt compensatory policies for its directors that conform to applicable law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is currently conducting its initial public offering of common stock. The Company has issued one share of common stock to its President and Chief Executive Officer, Andrew K. Walker. That share will be redeemed upon completion of the offering. As of March 22, 2004, the Company had received subscriptions and subscription payments for 1,500,000 shares of its common stock, and anticipates completing the sale of all 1,500,000 shares being offered on or before April 5, 2004. The subscriptions represent approximately 580 shareholders. The subscription proceeds are still in escrow, even though all conditions for breaking escrow have been met. The Company anticipates breaking escrow on April 5, 2004, in order to capitalize the Bank and open the Bank for business.

The following table sets forth the beneficial ownership of the Company's only outstanding class of securities, common stock, $.10 par value, held by the current directors, named executive officers and directors and executive officers as a group, as of March 15, 2004. The Company's stock has not been issued as of March 15, 2004, but is subject to issuance pursuant to binding subscriptions executed pursuant to the Company's pending stock offering. It is anticipated that the stock will be issued on or before April 5, 2004. All conditions in the offering to issuance of the stock have been met. The shares shown as beneficially owned are shares to be issued to such officer or director pursuant to binding subscriptions under which the offering price of $10.00 per share has been paid to the Company.
NAME AND ADDRESS	POSITION HELD	SHARES BENEFICIALLY OWNED	PERCENTAGE OWNERSHIP(1)	NUMBER OF SHARES SUBJECT TO WARRANTS(2)

Andrew K. Walker Suwanee, GA 30024	President and C.E.O.; Director	50,000(3)	3.33%	42,857

Carl E. Hansson Flowery Branch, GA 30542	Chairman; Director	42,857	2.86%	42,857

Peter L. Gatti Cumming, GA 30040	Director	42,857	2.86%	42,857

24 of 57


Jim P. Meadows Houston, TX 77019	Director	50,000	3.33%	42,857

Jackson P. Turner Dalton, GA 30720	Director	42,857	2.86%	42,857

Brent H. Baker, Sr. Cumming, GA 30040	Director	30,000	2.00%	30,000

John S. (Trip) Martin, III Duluth, GA 30097	Director	42,857	2.86%	42,857

All Proposed Directors and Officers as a Group(4)		333,428	22.23%	287,142

_________________________________

(1)Calculated based upon 1,500,000 shares that will be outstanding upon completion of the offering.

(2)In recognition of their acceptance of the financial risks incurred in connection with the organization of the company, the directors will be granted warrants to purchase the number of shares of common stock indicated. The warrants will vest over a three-year period.

(3)Under his employment agreement, Mr. Walker also will be granted an option to purchase 25,000 shares of common stock at $10.00 per share. The options will vest over a five-year period and will have a term of 10 years. The options will be granted to him at no cost to him for the grant of options. The number of shares shown above for Mr. Walker does not include the shares subject to stock options.

(4)These figures are different from the sum of the individual shares owned and percentages because of rounding and because these figures include shares owned by two executive officers that are not named.

The following table sets forth the beneficial owners of the Company's only outstanding class of securities, common stock, $.10 par value, who to the Company's knowledge owned beneficially more than 5% of the Company's outstanding common stock as of March 15, 2004. The Company's stock has not been issued as of March 15, 2004, but is subject to issuance pursuant to binding subscriptions executed pursuant to the Company's pending stock offering. It is anticipated that the stock will be issued on or before April 5, 2004. All conditions in the offering to issuance of the stock have been met. The shares shown as beneficially owned are shares to be issued to such person pursuant to a binding subscription under which the offering price of $10.00 per share has been paid to the Company.
NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OWNERSHIP

Daniel B. Cowart 3740 DaVinci Court Suite 460 Norcross, GA 30092	85,000	5.67%(1)

____________________________________________

(1) The calculation of the percentage ownership is based on 1,500,000 shares that will be outstanding upon completion of the offering.

25 of 57


Equity Compensation Plans

As of December 31, 2003, the Company had no equity compensation plans under which shares of the Company's common stock were authorized.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company anticipates that its directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectability or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of the Bank's directors, including a majority of the directors who do not have an interest in the transaction.

In addition to the transactions in the ordinary course of the Bank's business, the Company has entered into the following transactions with the directors and organizers indicated:

  The Company paid Brent Baker, Inc., a bank consulting firm, a fee of $35,000 for its assistance in preparing and filing the applications with the OCC and the FDIC for First National of Forsyth. Brent H. Baker, Sr., one of the organizing directors, is the president and owner of Brent Baker, Inc
  To facilitate the company's formation and the bank's formation, the organizers arranged a line of credit from Alliance National Bank, Dalton, Georgia, in the aggregate amount of $600,000 to pay organizational and pre-opening expenses for the bank and the company. The organizers have personally guaranteed the organization loan. The organization loan and interest costs will be repaid from the offering proceeds when the conditions to the offering have been satisfied. See "USE OF PROCEEDS."
  To finance part of the cost of construction of the bank's main office, the organizers arranged an additional loan from Alliance National Bank in the aggregate amount of $400,000. The organizers will personally guarantee the loan. The real estate loan and interest costs will be repaid from the offering proceeds when the conditions to the offering have been satisfied. See "USE OF PROCEEDS."
  Jackson P. Turner, one of the organizing directors of Allied Bancshares, also serves as chairman of the board of directors of Alliance Bancshares, Inc. and Alliance National Bank, Dalton, Georgia. Alliance Bancshares, Inc. is publicly held and is a reporting company that files quarterly and annual reports with the Securities and Exchange Commission.
  In January, 2004 Daniel B. Cowart conveyed to the Company the 1.34 acre site for the main office of the Bank in exchange for 85,000 shares of the Company common stock offered in the Company's stock offering. The Company obtained an independent appraisal of the site establishing that its fair market value is $850,000. Consequently, Mr. Cowart in effect paid $10.00 per share for the stock like all other investors in the offering. 85,000 shares represents 5.67% of the Company's outstanding stock. In addition, the Company contracted with Dan Cowart, Inc., a corporation owned by Mr. Cowart, for grading and other site work on the 1.34 acre site to be performed during the first quarter of 2004 at the cost to the Company of $161,000.
  Alliance Bancshares, Inc., Dalton, Georgia, purchased 50,000 shares of the Company common stock offered in the Company's stock offering at the price of $10.00 per share. 50,000 shares represents 3.33% of the Company's outstanding stock. Jackson P. Turner, one of the Company's directors, is chairman of the board of directors of Alliance Bancshares, Inc. Alliance Bancshares is the parent company of Alliance National Bank, Dalton, Georgia.

26 of 57


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1) --	--
3.2	Bylaws(1) --	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office	31
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4	Escrow Agreement (1)	--
10.5*	Form of Warrant Agreement(1)	--
10.6*	Employment Agreement of Sam R. Story, III(2)	--
10.7*	Employment Agreement of Richard E. Bell(1)	--
10.8*	Stock Warrant Plan(2)	--
10.9	Consulting Agreement with Brent Baker, Sr.(2)	--
10.10	Promissory Note to Alliance National Bank dated June 5, 2003(2)	--
10.11	Promissory Note to Alliance National Bank dated October 10, 2003(2)	--
14.1	Code of Ethical Conduct	44
21.1	Subsidiaries of Allied Bancshares, Inc. The sole subsidiary of the Company will be First National Bank of Forsyth County, Cumming, Georgia, which will be wholly-owned by the Company.	--
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB	--
31	Rule 13a-14(a)/15d-14(a) Certifications	46
32	Section 1350 Certifications	48
99.1	Allied Bancshares, Inc. Financial Statements as of December 31, 2003	49

_______________________________

* Indicates a compensatory plan or contract.

(1) Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on October 3, 2003.

(2) Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on December 4, 2003.

b. Reports on Form 8-K

No reports on Form 8-K were filed during the Company's fourth quarter of the fiscal year ended December 31, 2003.

27 of 57


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal year 2003 for professional services rendered by Porter Keadle Moore, LLP for audit of the Company's annual financial statements and for its audit of the financial statements included in the Company's Form SB-2 registration statement and amendments thereto were $7,100.

Audit - Related Fees

There were no fees billed to the Company in fiscal year 2003 for professional services of Porter Keadle Moore, LLP for assurance and related services reasonably related to the performance of audit or review of the Company's financial statements and not reported in the previous paragraph.

Tax Fees

There were no fees billed to the Company in fiscal year 2003 for professional services of Porter Keadle Moore, LLP for tax compliance and related tax services.

All Other Fees

There were no fees billed to the Company in fiscal year 2003 for services rendered by Porter Keadle Moore, LLP other than the services described in the previous three paragraphs.

The engagement of Porter, Keadle Moore, LLP to render audit or non-audit services requires the prior approval of the Company's audit committee or the Board of Directors.

28 of 57


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED BANCSHARES, INC.

By: /s/Andrew K. Walker

-----------------------------

Andrew K. Walker

President and Chief Executive Officer

Date:  March 26 2003

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Andrew K. Walker and Richard E. Bell, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Andrew K. Walker __________________ Andrew K. Walker	Director, President, Chief Executive Officer*	March 26, 2004

/s/Richard E. Bell __________________ Richard E. Bell	Chief Financial Officer**	March 26, 2004

/s/Carl E. Hansson __________________ Carl E. Hanson	Director	March 26, 2004

/s/Peter L. Gatti __________________ Peter L. Gatti	Director	March 26, 2004

/s/Jim P. Meadows __________________ Jim P. Meadows	Director	March 26, 2004

29 of 57


/s/Jackson P. Turner
__________________ Jackson P. Turner	Director	March 26, 2004

/s/Brent H. Baker, Sr. __________________ Brent H. Baker, Sr.	Director	March 26, 2004

/s/John S. Martin, III __________________ John S. Martin, III	Director	March 26, 2004

_______________________________

*Principal executive officer.

**Principal financial and accounting officer.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

Because the Company has not completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2003 annual report to its shareholders, nor proxy materials to its shareholders since it held its 2004 annual meeting of shareholders prior to completion of its stock offering.

30 of 57
