Form 10QSB
period 2004-03-31
ALLIED BANCSHARES INC
filed 2004-05-14
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

ALLIED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	92-0184877
(State of Incorporation)	(I.R.S. Employer Identification No.)

1800 Market Place Boulevard, Cumming, GA	30041
(Address of principal executive offices)	(Zip Code)

770-888-0063

(Telephone Number)

N/A

(Former name, former address

and former fiscal year,

if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $.01 par value per share: 1,500,000 shares

issued and outstanding as of May 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes _ No x


ALLIED BANCSHARES, INC.

Form 10-QSB

Index


PART I. Financial Information

ITEM 1. Financial Statements

The financial statements of Allied Bancshares, Inc. (the "Company") are set forth in the following pages.

ALLIED BANCSHARES, INC.

(A Development Stage Corporation)

Balance Sheet

(Unaudited)

March 31, 2004

Assets

Cash	$2,322
Restricted cash	14,037,861
Fixed assets, net of depreciation	376,802
Deferred offering expenses	83,332
Other assets	61,428

$14,561,745

Liabilities and Stockholder's Deficit

Subscribers' deposits	$14,037,861
Line of credit	974,926
Accrued expenses	170,101

Total liabilities	15,182,888

Stockholder's deficit:
Common stock, $.10 par value, 10,000,000 shares authorized;
1 share issued and outstanding	-
Additional paid-in capital	10
Deficit accumulated during the development stage	(621,153)

Total stockholder's deficit	(621,143)

$14,560,690

 See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

(A Development Stage Corporation)

Statement of Operations

(Unaudited)

For the three months ended March 31, 2004 and the period from June 4, 2003 (inception) to March 31, 2004

	Three Months Ended March 31, 2003	Cumulative Through March 31, 2004
Expenses:
Salaries and benefits	$168,600	$396,009
Legal and consulting	9,077	49,623
Office expenses	34,100	65,362
Regulatory fees	3,500	28,850
Interest expense and loan fees	6,045	11,672
Other expenses	44,150	69,637

Net loss	$265,472	$621,153

See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

(A Development Stage Corporation)

Statement of Cash Flows

(Unaudited)

For the three months ended March 31, 2004 and the period from June 4, 2003 (inception) to March 31, 2004

	Three Months Ended March 31, 2004	Cumulative Through March 31, 2004
Cash flows from operating activities:
Net loss	$(265,472)	$(621,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,047	8,317
Other assets	(50,647)	(61,428)
Accrued expenses	162,245	170,101

Net cash used in operating activities	(150,827)	(504,163)

Cash flows from investing activities:
Purchase of fixed assets	(326,865)	(385,119)
Deferred offering expenses	(8,223)	(83,332)

Net cash used in investing activities	(335,088)	(468,451)

Cash flows from financing activities:
Proceeds from line of credit	486,730	974,926
Proceeds from issuance of stock		10

Net cash provided by financing activities	486,730	974,936

Net change in cash	815	2,322

Cash at beginning of period	1,507	-0-

Cash at end of period	$2,322	$2,322

Supplemental disclosure of amounts paid for interest	$6,045	$10,082
Supplemental disclosure of subscribers deposits and restricted cash	$9,982,961	$14,037,861

See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

(A Development Stage Corporation)

Notes to Financial Statements

(1) Organization

Allied Bancshares, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company acquired 100% of the outstanding common stock of First National Bank of Forsyth County (the "Bank") on April, 5, 2004, which operates in Forsyth and Hall counties in Georgia. The organizers of the Bank filed an application to charter the Bank with the Office of the Comptroller of Currency on August 4, 2003. Also on August 4, 2003, the organizers filed an application with the Federal Deposit Insurance Corporation for insurance on the deposits of the Bank. Operations commenced April 5, 2004.

Operations through March 31, 2004 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. All expenditures by the organizers are considered expenditures of the Company.

The Company raised $15,000,000 through an offering of its common stock at $10 per share, of which $10,000,000 will be used to capitalize the Bank. The organizers and directors have subscribed for $3,334,280 (333,428 shares) of the Company's stock.

In connection with the Company's formation and initial offering, warrants to purchase shares of common stock at $10 per share will be issued to the organizers. Each organizer will be awarded one warrant for each share purchased. However, the total warrants issued will not exceed 20% of the outstanding stock upon completion of the offering. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering and expire ten years after the date of grant.

(2) Summary of Significant Accounting Policies

Organization Costs

Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

Deferred Offering Expenses

Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital. As of March 31, 2004, deferred offering expenses amounted to $83,332.

Pre-Opening expenses

Costs incurred for overhead and other operating expenses are included in the current period's operating results.

Commitments

The Company has entered into an agreement to acquire a parcel of land in Forsyth County, Georgia that will be used for the Bank's main office. In exchange for land, the Company will issue 85,000 shares of common stock to the owner of the land. The Company has obtained a third party appraisal related to this exchange that resulted in an "as is" value of $850,000.

Subsequent to March 31, 2004 the bank subsidiary of Allied Bancshares, Inc. entered into a contract to construct a main office facility in Cumming, Georgia. The bank has entered into an agreement to construct a 10,000 square building for approximately $1,450,000. Approximately $114,000 has been expended to date for construction related services.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since its inception on June 4, 2003, the Company's principal activities have been related to its organization, the conducting of its initial public offering, and obtaining approvals from regulatory agencies to form a bank holding company and establish a National bank. Approvals to establish the bank and its application for Federal deposit insurance were granted on April 5, 2004 by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, respectively. The Federal Reserve Bank approved the Company's application to establish a bank holding company on February 27, 2004 and the Department of Banking and Finance similarly approved the formation of a bank holding company on February 24, 2004.

The Company raised $15,000,000 in its stock offering, of which $10,000,000 will be used to capitalize the Bank. The Company believes this amount will be sufficient to fund the activities of the Bank until it becomes cumulatively profitable and able to generate sufficient income from operations to fund its activities on an ongoing basis. The remaining $5,000,000 will be used by Company to absorb the operating deficit and offering expenses incurred in the organization stage, fund its operation and provide additional capital to the Bank such it be necessary.

At March 31, 2004, the Company had total assets of $14,561,000. These assets consisted primarily of restricted cash from its stock offering of $14,038,000, fixed assets of $377,000, deferred offering expenses of $83,000 and other assets, including cash, of $63,000.

The Company's liabilities at March 31, 2004 were $15,182,000 consisting of subscribers' deposits of $14,037,000, advances under two lines of credit totaling $975,000 and accrued expenses of $170,000. The Company had a stockholder's deficit of $621,000 at March 31, 2004.

The Company had a net loss of $265,000 for the three months ended March 31, 2004, and a net loss of $621,000 cumulatively from inception through March 31, 2004. This loss resulted from expenses related to the organization of the Company and the Bank. These activities included the preparation and filing of regulatory applications to establish a bank holding company and the Bank, selling common stock, hiring personnel, preparing for the bank's operation in two locations including such as activities as establishing office locations and establishing polices, procedures, and data processing systems. In addition public relations activities and other activities to develop prospective business contacts were conducted. Because the Company was in the organization stage, it had no operations from which to generate revenue.

After the Company received regulatory approvals to begin operations, it was allowed to break escrow whereby it had access to funds collected in the stock solicitation effort. The debt incurred in the organization stage was immediately repaid and the Bank was capitalized on its opening day, April 5, 2004.


Item 3. Controls and Procedures.

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004 the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ALLIED BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

(d) The following information is required by Item 701(f) of Regulation S-B.

The Company completed its initial public offering of its common stock in April, 2004. In June, 2003, the Company issued one share of common stock to its President and Chief Executive officer, Andrew K. Walker. That share was redeemed upon completion of the offering. As of March 31, 2004, the Company had received subscriptions and subscription payments for 1,401,972 shares, and completed the sale of all 1,500,000 shares offered on April 27, 2004. The subscriptions represent approximately 600 shareholders. The Company broke escrow on April 5, 2004, in order to capitalize and open the First National Bank of Forsyth County for business.


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1) --	--
3.2	Bylaws(1) --	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
31	Rule 13a-14(a)/15d-14(a) Certifications	12
32	Section 1350 Certifications	14

_______________________________

* Indicates a compensatory plan or contract.

(1) Previously filed as an exhibit to the registrant's Registration Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on October 3, 2003.

(2) Previously filed as an exhibit to the registrant's Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on December 4, 2003.

(3) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004 (SEC File No. 333-109462).

b. Reports on Form 8-K

No reports on Form 8-K were filed during the Company's first quarter of its fiscal year ended December 31, 2004.


ALLIED BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 14, 2004 Date: May 14, 2004	ALLIED BANCSHARES, INC. By: s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.
