Form 10QSB
period 2004-06-30
ALLIED BANCSHARES INC
filed 2004-08-13
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Common stock, $.10 par value per share: 1,500,000 shares

issued and outstanding as of August 1, 2004.

Transitional Small Business Disclosure Format (check one): Yes _ No x


ALLIED BANCSHARES, INC.

Form 10-QSB

Index


 PART I. Financial Information

ITEM 1. Financial Statements

The financial statements of Allied Bancshares, Inc. (the "Company") are set forth in the following pages.

ALLIED BANCSHARES, INC.

Balance Sheet

(Unaudited)

June 30, 2004

Assets

Cash	$ 350,756
Federal funds sold	2,543,000
Interest-bearing deposits in banks	6,023,477
Total Cash and cash equivalents	8,917,233
Investment securities	3,038,438
Other investments	764,892
Loans, net	19,770,129
Premises and equipment, net	1,467,308
Other assets	178,863

Total assets	$ 34,136,863 ==========

Liabilities and Stockholder's Equity

Deposits
Non-interest bearing	$ 1,764,595
Interest bearing	9,549,674
Time deposits	8,978,510
Total deposits	20,292,779
Other liabilities	46,659

Total liabilities	20,339,438

Stockholder's equity:
Common stock, $.10 par value, 10,000,000 shares authorized;
1,500,000 share issued and outstanding	150,000
Additional paid-in capital	14,766,668
Accumulated deficit	(1,107,591)
Accumulated other comprehensive income	(11,652)

Total stockholder's equity	13,797,425

Total liabilities and shareholders' equity	$ 34,136,863 ==========

  See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

Statement of Operations

(Unaudited)

For the three and six month periods ended June 30, 2004 and the period from June 4, 2003 (inception) to June 30, 2004.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Cumulative Through June 30, 2004
Interest income
Federal funds sold	$ 16,337	$ 16,337	$ 16,337
Interest on deposits in banks	41,735	41,735	41,735
Interest on investment securities	13,393	13,393	13,393
Interest and fees on loans	242,791	242,791	242,791
Total interest income	314,256	314,256	314,256

Interest expense
Deposits	71,640	71,640	71,640
Total interest expense	71,640	71,640	71,640

Net interest income	242,616	242,616	242,616

Provision for loan losses	261,647	261,647	261,647

`Net interest income after provision for loan losses	(19,031)	(19,031)	(19,031)

Service charges and other fees	5,240	5,240	5,240

Other expense
Salaries and benefits	338,159	506,759	734,168
Net occupancy and equipment expense	59,767	91,581	121,647
Other operating expenses	74,721	139,779	237,985
Total other expense	472,647	738,119	1,093,800

Net loss	$(486,438) =========	$(751,910) =========	$(1,107,591) =========

Basic and diluted earnings per share	$(.32)	$(.51)	$(.74)

See accompanying notes to unaudited financial statements.


 ALLIED BANCSHARES, INC.

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three and six month periods ended June 30, 2004 and the period from June 4, 2003 (inception) to June 30, 2004.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Cumulative Through June 30, 2004
Net loss	$ (486,438)	$ (751,910)	$ (1,107,591)
Other comprehensive income, net of tax of $7,142, consisting of unrealized losses on investment securities available-for-sale	(11,652)	(11,652	(11,652)
	$(498,090)	$ (763,562)	$ (1,119,243)


ALLIED BANCSHARES, INC.

Statement of Cash Flows

(Unaudited)

   For the six months ended June 30, 2004 and the period from June 4, 2003 (inception) to June 30, 2004

	Six Months Ended June 30, 2004	Cumulative Through June 30, 2004
Cash flows from operating activities:
Net loss	$ (751,910)	$ (1,107,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,337	25,607
Provision for loan loss	261,647	261,647
Increase in interest receivable	(100,203)	(100,203)
Increase in interest payable and other liabilities	53,801	53,801
Other operating activities, net	(75,736)	(78,661)

Net cash used in operating activities	592064	945,400

Cash flows from investing activities:
Increase in Federal funds sold	(2,543,000)	(2,543,000)
Increase in interest-bearing deposits in banks	(6,023,477)	(6,023,477)
Purchase of investment securities	(3,057,231)	(3,057,231)
Purchases of other investments	(764,892)	(764,892)
Net increase in loans	(20,031,776)	(20,031,776)
Purchase of land and fixed assets	(1,434,661)	(1,434,661)
Deferred offering expenses	(8,223)	(83,332)

Net cash used in investing activities	(33,863,260)	(33,996,623)

Cash flows from financing activities:
Net increase in deposits	20,292,779	20,292,779
Issuance of stock	14,999,990	15,000,000
Line of credit repaid	488,196	0

Net cash provided by financing activities	34,804,573	35,292,779

Net change in cash	349,249	350,756

Cash at beginning of period	1,507	0

Cash at end of period	350,756 ========	350,756 =========

Supplemental disclosure of amounts paid for interest	34,485	38,522

 See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

Notes to Financial Statements

(1) Organization

Allied Bancshares, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding common stock of the First National Bank of Forsyth County (the "Bank"), a bank operating in Forsyth and Hall counties in Georgia. During the first and second quarters of 2004, the Company raised $14,916,668, net of offering expenses of $83,332, through the sale of 1,500,000 shares of its $.10 par value common stock at $10.00 per share. The Company used $10,000,000 of the net proceeds from this public offering to purchase 100% of the outstanding commnon stock of the Bank. The organizers of the Bank filed an application to organize the Bank with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation and upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for buisiness on April 5, 2004.

Operations through April 4, 2004 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation. All expenditures by the organizers are considered expenditures of the Company.

In connection with the Company's formation and initial offering, the Company issued 287,142 warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock at $10 per share. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering and expire ten years after the date of grant. During the period the Board of Directors approved the 2004 Stock Option Plan for eligible employees. Under the Plan 200,000 shares have been reserved for stock option grants to officers and other key employees.

In the opinion of management, all adjustments which are encessary for a fair statement of operations for the periods presented have been included.

(2) Basis of Presentation

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowance associated with deferred tax assets, the recognition of which are based on future taxable income.

(3) Earnings (Loss) Per Share

Basic earnings per share are based on the number of shares issued by the Company in its initial public offering of 1,500,000 shares, while the effects of potential shares outstanding during the period are included in diluted earnings per share.

(4) Commitments

The Company has acquired a parcel of land in Forsyth County, Georgia that will be used for the Bank's main office. In exchange for land, the Company issued 85,000 shares of common stock to the owner of the land. The Company has obtained a third party appraisal related to this exchange that resulted in an "as is" value of $850,000.

During the quarter, the bank subsidiary of Allied Bancshares, Inc. entered into a contract to construct a main office facility in Cumming, Georgia. The bank has entered into an agreement to construct a 10,000 square foot building for approximately $1,450,000. Approximately $223,000 has been expended to date for construction related services.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since its inception on June 4, 2003, until April 5, 2004 the Company's principal activities have been related to its organization, conducting its initial public offering, and obtaining approvals from regulatory agencies to form a bank holding company and establish a National bank. Approvals to establish the bank and its application for Federal deposit insurance were granted on April 5, 2004 by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, respectively. The Federal Reserve Bank approved the Company's application to establish a bank holding company on February 27, 2004 and the Department of Banking and Finance similarly approved the formation of a bank holding company on February 24, 2004. Since April 5, 2004, the principal activity of the company has been to provide banking and financial services to businesses and consumers.

Financial Condition

At June 30, 2004, The Company had total assets of $34,137,000. These assets consisted principally of $8,917,000 in cash and cash equivalents, $3,800,000 in securities available-for-sale and other investments, $19,800,000 in net loans and $1,500,000 in premises and equipment.

The Company had deposits of $20,300,000 at June 30, 2004, an accumulated deficit of $1,100,000 and total shareholders' equity of $13,800,000.

The securities portfolio and other investment consists of $3,000,000 of U.S. Agency securities with a maturity less than one year. At June 30, 2004, the unrealized loss on these securites was $11,000. Other investments includes 41,666 shares of Alliance National Bancshares common stock acquired at a cost of $500,000.

Loan growth of $20,000,000 during the quarter has primaily been in real estate construction/mortgage loans and commercial loans. Approximately 85% of the loans outstanding are variable rate loans tied to prime rate. In addition to loan volume represented in the balance outstanding, approximately $3,500,000 in loan volume was sold to other banks as participations. Seventy-three percent of the portfolio is secured by real estate located in our primary market area of Forsyth, Hall and surrounding counties.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployent rates in our market area, general real estate market deterioration, interest rate fluctuation, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and violation of banking proctection laws. Construction and land development lending presents other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builder can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employement trends in the Bank's market are stable with no indication of significant downturn in the local economy.

Total deposits at June 30, 2004 of $20,300,000, consisted of $1,800,000 of non-interest bearing deposits, money market and interest bearing demand deposits of $9,500,000 and time deposits of $9,000,000. All funds were obtained from customers in the Bank's primary markets.

Results of Operations

The Company had a net loss of $486,438 or $.32 per share for the three months ended June 30, 2004. The loss for the Company prior to opening the bank resulted from expenses related to the organization of the Company and the Bank. These activities included the preparation and filing of an application with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, until the Bank began operating April 5, 2004, it had limited operations from which to generate revenues. In addition, the Bank was not of


sufficient size to generate earnings in excess of operating expenses and providing a reserve for possible loan losses. Period-to-period comparisons of the Company's results of operations are not meaningful and are not presented in this report.

Net Interest Income

For the three months ended June 30, 2004, interest and fee income related to earning assets totaled $314,256 and represented a yield on earning assets of 4.92%. Interest expense totaled $71,640 for the three months ended June 30, 2004. The cost of interest bearing liabilities was 2.18% for the same period. Net interest income was $242,616 for the three months ended June 30, 2004. The net interest spread representing the difference between the yield on earning assets and the rate paid on interest bearing liabilities was 2.74% for the three months ended June 30, 2004. The net interest margin, which takes into account the benefit of non interest bearing liabilities, was 3.80% for the three months ended June 30, 2004.

Provision and Allowance for Loan Loss

The Company and Bank have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The Bank has established an allowance for loan losses through a provision for loan losses charged to expense and recorded in the Statement of Operations. The allowance represents an amount which management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. The provision for loan losses was $261,647 for the three months ended June 30, 2004 and cumulatively. This represented 1.31% of the outstanding loans at June 30, 2004. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to the Bank's limited operating history, the provision for loan losses has been made primarily by assessing the loan loss risk of banks of similar size and maturity. The Bank employs an independent third party loan reviewer to evaluate and corroborate loan quality and to provide additional analysis in determining the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is adequate, based on internal and external reviews of the quality of the loan portfolio and bank peer group data. As of June 30, 2004, the Bank did not have any loans 30 days or more past due or any charge-offs to date.

Other Income

For the three months ended June 30, 2004, other operating income totaled $5,240, primarily consisting of mortgage origination fees of $3,796.

Other Expenses

For the three months ended June 30, 2004, other operating expenses totaled $472,647. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services. Currently, there are 18 full time-equivalent employees in two branch locations. Operating expenses were at levels anticipated for the organizational, pre-opening, and post-opening periods.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

 Off-Balance Sheet Risk

The Bank has off-balance commitments in the normal course of business to meet the financing needs of our customers. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specific period of time. Such commitments involve elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. At June 30, 2004, the Bank had issued commitments to extend credit of $5,242,000 primarily at variable rates of interest. In addition, the Bank has issued performance standby letters of credit of $22,500 at June 30, 2004. Performance standby letters of credit irrevocably obligate the Bank to pay a third-party beneficiary when the Bank's customer


fails to perform a contractual non-financial obligation. The credit risk involved in issuing a letter of credit is the same as that involved in extending loans to customers.

Capital

The Company's equity capital on June 30, 2004 was $13,797,000. Proceeds from the sale of stock of $15,000,000 was used to capitalize the Company, offset by cumulative operating expenses of the Company since formation of $1,107,591 through June 30, 2004 and offering expenses of $83,332. The Company capitalized the Bank subsidiary on April 5, 2004, by purchasing 100% of the outstanding shares of the Bank for $10,000,000. The remaining proceeds from the issuance of stock will be used to absorb additional operating losses of the Bank until it comes profitable or provide additional capital to the Bank should it become necessary.

At June 30, 2004, the capital ratios which measure the Bank's capital against regulatory minimums were satisfactory. The regulatory minimum capital requirements and the actual capital ratios for the Bank are as follows:

	Bank	Regulatory Minimum
Leverage capital ratio (capital to adjusted total assets)	35.0%	4.0%
Risk-based capital ratios Core capital (Tier 1) Total	39.6% 40.7%	8.0% 8.0%

Item 3. Controls and Procedures.

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004 the Company's disclosure controls and procedures are effective in providing timely information relating to the Company required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been material changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 resulting from the start-up of operations of the Bank during this period. As the Bank commenced operations, additional procedures that are appropriate to the size of the Bank and the nature, scope and risk of its activities were established. These provide for an organizational structure that establishes clear lines of authority, monitoring adherence to proscribed policies, timely and accurate financial, operational, and regulatory reports, adequate procedures to safeguard and manage assets, and compliance with applicable laws and regulations. The steps taken to maintain the Company's and Bank's internal control will improve the financial reporting and internal control of the Company.


 ALLIED BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

(c) The following information is required by Item 701(a)-(e) of Regulation S-B.

(1) Grants of Unregistered Stock Options

(i) In May of 2004, the Company issued stock warrants to the following directors, for the following number of shares of Company common stock per director:
Director	# of Shares Underlying Warrant

Andrew K. Walker	42,857
Carl E. Hansson	42,857
Peter L. Gatti	42,857
Jim P. Meadows	42,857
Jackson P. Turner	42,857
Brent H. Baker, Sr.	30,000
John S. (Trip) Martin, III	42,857

(ii) Not applicable [Item 701(c) information].

(iii) The SEC's registration statement and prospectus requirements do not apply to the Company's grant of stock warrants to the Company's directors listed above because the transactions are exempt from registration under Section 4(2) of the Securities Act.

(iv) The Company issued the stock warrants under the terms of its Stock Warrant Plan. Each warrant is exercisable in annual 33.33% increments beginning one year after the options were granted, and has an exercise price of $10.00 per share.

(d) The following information is required by Item 701(f) of Regulation S-B.

(1) The effective date of the Company's registration statement was December 19, 2003. The Commission File Number assigned to the Registration Statement was 333-109462.

(2) The offering commenced on or about December 19, 2003.

(3) Not applicable.

(4) (i) The offering terminated on April 5, 2004. All of the securities registered were sold.

(ii) There were no managing underwriters.

(iii) The title of the class of security registered was common stock, $.10 par value per share.

(iv) The amount registered was a minimum of 900,000 and a maximum of 1,500,000 shares. The aggregate price of the offering amount registered was a minimum of $9,000,000 and a maximum of $15,000,000. The amount sold was 1,500,000 shares, and the aggregate offering price of the amount sold was $15,000,000.

(v) For the period beginning December 19, 2003, and ended June 30, 2004, the Company incurred no expenses in connection with the issuance and distribution of

12


the common stock for underwriting discounts, commissions, finders' fees, and expenses to or for underwriters. During the same period, the amount of expense incurred for the Company's account in connection with the issuance and distribution of the common stock was $83,332.

(a) None of the expenses of the offering was a direct or indirect payment to directors, officers or their associates, or to persons owning 10% or more of the common stock, or to affiliates of the Issuer.

(b) All of such expenses were direct or indirect payments to others.

(vi) The net offering proceeds to the Company after deducting the total expenses described above were $14,916,668. The Company broke escrow on April 5, 2004.

(vii) During the period beginning December 19, 2003 and ended June 30, 2004, the amount of net offering proceeds to the issuer were used in the ways specified below:

Amount(1)	Description(1)

$ 78,140	Construction of building and facilities
401,103	Purchase and installation of machinery and equipment
1,033,558	Purchases of real estate
1,093,800	Operating expenses
6,310,067	Investment securities, other investments & Federal Funds
6,000,000	Interest bearing deposits in other banks

________________________________

(1)The Company also repaid indebtedness of $974,926 with net offering proceeds. The funds borrowed were used for the first four categories listed prior to the date of repayment.

(a) None of the foregoing payments was a direct or indirect payment to directors, officers, their associates, to persons owning 10% or more of the common stock, or to affiliates of the issuer.

(b) All of the foregoing payments were to others.

(viii) The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit Number	Exhibit	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1)	--
3.2	Bylaws(1)	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan	15
10.9*	Form of Stock Option Agreement	20
31	Rule 13a-14(a)/15d-14(a) Certifications	24
32	Section 1350 Certifications	26

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

b. Reports on Form 8-K

No reports on Form 8-K were filed during the Company's second quarter of its fiscal year ended December 31, 2004.


ALLIED BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 13, 2004 Date: August 13, 2004	ALLIED BANCSHARES, INC. By: s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.
