Form 10QSB
period 2004-09-30
ALLIED BANCSHARES INC
filed 2004-11-15
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

Commission File Number 333-109462

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

Common stock, $.10 par value per share: 1,500,000 shares

issued and outstanding as of November 1, 2004.

Transitional Small Business Disclosure Format (check one): Yes _ No x


ALLIED BANCSHARES, INC.

Form 10-QSB

Index


PART I. Financial Information

ITEM 1. Financial Statements

The financial statements of Allied Bancshares, Inc. (the "Company") are set forth in the following pages.

ALLIED BANCSHARES, INC.

Balance Sheet

(Unaudited)

September 30, 2004

Assets

Cash and due from banks	$ 1,160,214
Federal funds sold	2,026,000
Interest-bearing deposits in banks	3,025,591
Total cash and cash equivalents	6,211,805
Investment securities	3,025,313
Other investments	765,392
Loans, net	35,371,570
Premises and equipment, net	2,593,132
Other assets	232,090

Total assets	$ 48,199,302

Liabilities and Stockholder's Equity

Deposits:
Non-interest bearing	$ 3,652,132
Interest bearing	13,696,727
Time deposits	17,301,186
Total deposits	34,650,045
Other liabilities	62,082

Total liabilities	34,712,127

Stockholder's equity:
Common stock, $.10 par value, 10,000,000 shares authorized;
1,500,000 share issued and outstanding	150,000
Additional paid-in capital	14,766,668
Accumulated deficit	(1,423,524)
Accumulated other comprehensive income	(5,969)

Total stockholder's equity	13,487,175

Total liabilities and stockholder's equity	$ 48,199,302

 See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

Statement of Operations

(Unaudited)

For the three and nine month periods ended September 30, 2004

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Interest income
Interest and fees on loans	$ 464,531	$ 707,322
Deposits in banks	19,492	61,227
Federal funds sold	10,749	27,086
Investment securities	16,369	29,762
Total interest income	511,141	825,397

Interest expense
Deposits	127,314	198,954
Total interest expense	127,314	198,954

Net interest income	383,827	626,443

Provision for loan losses	193,646	455,293

Net interest income after provision for loan losses	190,181	171,150

Service charges and other fees	12,878	18,118

Other expense
Salaries and benefits	323,449	830,208
Net occupancy and equipment expense	80,804	129,471
Other operating expenses	114,739	297,432
Total other expense	518,992	1,257,111

Net loss	$ (315,933)	$ (1,067,743)

Basic earnings per share	$ (.21)	$ (.71)

See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three and nine month periods ended September 30, 2004

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net loss	$ (315,933)	$ (1,067,843)
Other comprehensive income, net of tax of $3,658, consisting of unrealized losses on investment securities available-for-sale	(5,969)	(5,969)
	$ (321,902)	$ (1,073,812)

See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

Statement of Cash Flows

(Unaudited)

For the nine months ended September 30, 2004

Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net loss	$ (1,067,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,768
Provision for loan loss	455,293
Increase in interest receivable	(131,813)
Increase in interest payable and other liabilities	65,739
Other operating activities, net	(97,351)
Net cash used in operating activities	(734,207)

Cash flows from investing activities:
Purchases of investment securities	(3,034,940)
Purchases of other investments	(765,392)
Net increase in loans	(35,826,863)
Purchase of land and fixed assets	(2,581,916)
Deferred offering expenses	(8,223)
Net cash used in investing activities	(42,217,334)

Cash flows from financing activities:
Net increase in deposits	34,650,045
Issuance of stock	14,999,990
Line of credit repaid	488,196
Net cash provided by financing activities	49,161,839

Net change in cash	6,210,298

Cash at beginning of period	1,507

Cash at end of period	$ 6,211,805

Supplemental disclosure of amounts paid for interest	$ 34,485

See accompanying notes to unaudited financial statements.


ALLIED BANCSHARES, INC.

Notes to Financial Statements

(1) Organization

Allied Bancshares, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding common stock of the First National Bank of Forsyth County (the "Bank"), a bank operating in Forsyth and Hall counties in Georgia. During the first and second quarters of 2004, the Company raised $14,916,668, net of offering expenses of $83,332, through the sale of 1,500,000 shares of its $.10 par value common stock at $10.00 per share. The Company used $10,000,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed an application to organize the Bank with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation and upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on April 5, 2004.

Operations through April 4, 2004 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation. All expenditures by the organizers are considered expenditures of the Company.

In connection with the Company's formation and initial offering, the Company issued 287,142 warrants to purchase its common stock to the organizers. The warrants allows each holder to purchase one additional share of common stock at $10 per share. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering and expire ten years after the date of grant. During the period the Board of Directors approved the 2004 Stock Option Plan for eligible employees. Under the Plan 200,000 shares have been reserved for stock option grants to officers and other key employees.

In the opinion of management, all adjustments which are necessary for a fair statement of operations for the periods presented have been included.

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

(4)  Stock Option Plan

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees. Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000. Options become exercisable as determined by the Board of Directors at the time of grant. The options granted become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2008. Options granted under the plan expire after ten years. The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. Options granted under the 2004 Stock Option Plan total 109,500 shares at September 30, 2004 and represents all of the stock options issued to date.


(5)  Stock Compensation Plan

At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The calculated fair value of options granted is $3.19 and is based a risk free interest rate of 4%, dividend yield of 0% and was computed based on the minimum value method

Nine Months Ended September 30, 2004
Net income, as reported	$(1,067,743)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-(0)
Proforma net income	(1,067,743)

Earnings per share:
Basic - as reported	$ (.21)
Basic - proforma	(.21)

(6)   Commitments

The Company has acquired a parcel of land in Forsyth County, Georgia that will be used for the Bank's main office. In exchange for the land, the Company issued 85,000 shares of common stock to the owner of the land. The Company has obtained a third party appraisal related to this exchange that resulted in an "as is" value of $850,000. The total amount expended on the land and related site work to bring it to a buildable state is $1,081,858.

During the second quarter of 2004, the bank subsidiary of Allied Bancshares, Inc. entered into a contract to construct a main office facility in Cumming, Georgia. The bank has entered into an agreement to construct a 10,000 square foot building for approximately $1,450,000. Approximately $836,531 has been expended to date for construction related services.

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

Financial Condition

At September 30, 2004, the Company had total assets of $48,199,000. These assets consisted principally of $6,212,000 in cash and cash equivalents, $3,791,000 in securities available-for-sale and other investments, $35,372,000 in net loans and $2,593,000 in premises and equipment.

The Company had deposits of $34,650,000 at September 30, 2004 and total stockholder's equity of $13,487,000, which reflects an accumulated deficit of $1,424,000.

The securities portfolio consists of $3,025,000 of U.S. Agency securities with a maturity less than one year. At September 30, 2004, the unrealized loss on these securities was $9,600. Other investments includes 41,666 shares of Alliance National Bancshares common stock acquired at a cost of $500,000. The securities portfolio, cash and cash equivalents serve as primary sources of liquidity along with borrowing agreements with correspondent banks.

Net loan growth during the quarter was $15,601,000, primarily in real estate loans. Approximately 86% of the loans outstanding are variable rate loans tied to prime rate. Eight-eight percent of the portfolio is secured by real estate located in our primary market area of Forsyth, Hall and surrounding counties.

The specific economic and credit risks associated with our loan portfolio, especially the real estate loan portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuation, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and violation of banking protection laws. Construction and land development lending presents other specific risks to the lender such as whether the builders can obtain financing for construction, whether the builder can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, the general economy, real estate values and employment trends in the Bank's market area are stable with no indication of significant downturn in the foreseeable future.

Total deposits of $34,650,000 at September 30, 2004, consisted of non-interest bearing deposits of $3,652,000, money market, interest bearing demand deposits, and savings accounts of $13,697,000 and time deposits of $17,301,000. Approximately $28,214,000, or 81%, of total deposits were obtained from customers in our primary market area and $6,436,000 or 19% were acquired through financial intermediaries.

Results of Operations

The Company had a net loss of $315,933 or $.21 per share for the three months ended September 30, 2004 and a loss of $1,068,000, or $.71 per share, for the nine months ending September 30, 2004. The loss for the Company prior to opening the bank resulted from expenses related to the organization of the Company and the Bank. These activities included selling the common stock, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage until the Bank began operating on April 5, 2004, it had no operations from which to generate revenues. In addition, the bank was not of sufficient size to generate earnings in excess of operating expenses and providing a reserve for possible loan losses. Period-to-period comparisons of the Company's results of operations are not meaningful and are not presented in this report.


Net Interest Income

For the three months ended September 30, 2004, interest and fee income related to earning assets totaled $511,140 from average earning assets of $36,107,629, resulting in an annualized yield on earning assets of 5.62%. For the three months ended September 30, 2004, interest expense totaled $127,313 on average interest bearing liabilities of $22,936,676. The cost of interest bearing liabilities was 2.20% for the same period. Net interest income was $280,526 for the three months ended September 30, 2004. The net interest spread representing the difference between the yield on earning assets and the rate paid on interest bearing liabilities was 3.42% for the three months ended September 30, 2004. The net interest margin, which takes into account the benefit of non interest bearing liabilities, was 4.22% for the three months ended September 30, 2004.

Provision and Allowance for Loan Loss

The Company and Bank have developed policies and procedures for evaluating the overall quality of the credit portfolio and the timely identification of potential credit problems. The Bank has established an allowance for loan losses through a provision for loan losses charged to expense and recorded in the Statement of Operations. The allowance represents an amount which management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. The provision for loan losses was $193,646 for the three months ended September 30, 2004 and $455,293 for the nine months ended September 30, 2004. This represented 1.27% of $35,826,863 in outstanding loans at September 30, 2004. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to the Bank's limited operating history, the provision for loan losses has been made primarily by assessing the loan loss risk of banks of similar size and maturity. The Bank employs an independent third party loan reviewer to evaluate and validate loan quality and to provide additional analysis in determining the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is adequate, based on internal and external reviews of the quality of the loan portfolio and bank peer group data. As of September 30, 2004, the Bank did not have any loans 30 days or more past due or any charge-offs to date.

Other Income

For the three months ended September 30, 2004, other operating income totaled $12,900, primarily consisting of net mortgage origination fees of $7,600.

Other Expenses

For the three months ended September 30, 2004, other operating expenses totaled $518,992. These expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services. Currently, there are 18 full time employees in two branch locations. Operating expenses were at levels anticipated for the organizational, pre-opening, and post-opening periods.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

 Off-Balance Sheet Risk

The Bank has off-balance commitments in the normal course of business to meet the financing needs of our customers. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specific period of time. Such commitments involve elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. At September 30, 2004, the Bank had issued commitments to extend credit of $6,246,000 primarily at variable rates of interest. In addition, the Bank has issued performance standby letters of credit of $22,500 at September 30,


2004. Performance standby letters of credit irrevocably obligates the Bank to pay a third-party beneficiary when the Bank's customer fails to perform a contractual non-financial obligation. The credit risk involved in issuing a letter of credit is the same as that involved in extending loans to customers.

Capital

The Company's equity capital on September 30, 2004 was $13,487,175. Proceeds from the sale of stock of $15,000,000 was used to capitalize the Company, offset by cumulative operating expenses of the Company since formation of $1,423,524 through September 30, 2004 and offering expenses of $83,332. The Company capitalized the Bank subsidiary on April 5, 2004, by purchasing 100% of the outstanding shares of the Bank for $10,000,000. In addition, the Company purchased $500,000 of Alliance National Bancshares, Inc. common stock. The remaining proceeds from the issuance of stock will be used to absorb additional operating losses of the Bank until it becomes profitable or provide additional capital to the Bank should it become necessary.

At September 30, 2004, the capital ratios which measure the Bank's capital against regulatory minimums were satisfactory. The regulatory minimum capital requirements and the actual capital ratios for the Bank are as follows:

	Bank	Regulatory Minimum
Leverage capital ratio (capital to adjusted total assets)	23.6%	4.0%
Risk-based capital ratios Core capital (Tier 1) Total capital (Tier 1 & 2)	22.7% 23.9%	8.0% 8.0%

Item 3. Controls and Procedures.

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 the Company's disclosure controls and procedures are effective in providing timely information relating to the Company as required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


 ALLIED BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The following information is required by Item 701(a)-(e) of Regulation S-B.

(1) Grants of Unregistered Stock Options

(i) In August of 2004, the Company issued to ten officers and other key employees of the Company stock options to purchase 109,500 shares of common stock.

(ii) Not applicable [Item 701(c) information].

(iii) The SEC's registration statement and prospectus requirements do not apply to the Company's grant of stock options to the Company's officers and other key employees because the transactions are exempt from registration under Section 4(2) of the Securities Act.

(iv) The Company issued the stock options under the terms of its 2004 Stock Option Plan. Each option is exercisable in annual 20% increments beginning December 31, 2004, and has an exercise price of $10.00 per share.

(b) The following information is required by Item 701(f) of Regulation S-B.

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

(v) For the period beginning December 19, 2003, and ended September 30, 2004, the Company incurred no expenses in connection with the issuance and distribution of the common stock for underwriting discounts, commissions, finders' fees, and expenses to or for underwriters. During the same period, the amount of expense incurred for the Company's account in connection with the issuance and distribution of the common stock was $83,332.

(a) None of the expenses of the offering was a direct or indirect payment to directors, officers or their associates, or to persons owning 10% or more of the common stock, or to affiliates of the Issuer.


(b) All of such expenses were direct or indirect payments to others.

(vi) The net offering proceeds to the Company after deducting the total expenses described above were $14,916,668. The Company broke escrow on April 5, 2004.

(vii) During the period beginning December 19, 2003 and ended September 30, 2004, the amount of net offering proceeds to the issuer were used in the ways specified below:

Amount(1)	Description(1)

$ 836,531	Construction of building and facilities
713,464	Purchase and installation of machinery and equipment
1,081,858	Purchase of real estate
1,273,804	Operating expenses
3,800,332	Investment securities, other investments & Federal funds
3,000,000	Interest bearing deposits in other banks
4,210,679	Loans

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

(viii) The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.


Item 6. Exhibits
Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1)	--
3.2	Bylaws(1)	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18, 2003(1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement(4)	--
31	Rule 13a-14(a)/15d-14(a) Certifications	16
32	Section 1350 Certifications	18

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

(4) Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 333-109462).


ALLIED BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 15, 2004 Date: November 15, 2004	ALLIED BANCSHARES, INC. By: s/Andrew K. Walker_______________________ Andrew K. Walker, President and C.E.O. By: s/Richard E. Bell_________________________ Richard E. Bell, C.A.O. and C.F.O.
