Form 10KSB
period 2004-12-31
ALLIED BANCSHARES INC
filed 2005-03-30
CIK 1259339

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

Commission file number  333-109462

ALLIED BANCSHARES, INC.

 -------------------------------------------------------

(Name of small business issuer in its charter)

                   GEORGIA

92-0184877

--------------------------------------------

------------------------

        (State or other jurisdiction of

(I.R.S. Employer

         incorporation or organization)

 Identification No.)

1700 MARKET PLACE BLVD.

CUMMING, GEORGIA

30041

----------------------------------------------------

---------------------

     (Address of Principal Executive Offices)

 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer:  (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required  to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2004 were $1,644,358.

The aggregate market value of the issuer’s  voting stock held by non-affiliates of the issuer as of March 15, 2005, was $12,978,864 based on recent private sales known to the issuer at a price of $12.00 per share.  There is no established trading market for the issuer’s stock.

The number of shares outstanding of the issuer's class of common stock, as of March 15, 2005 was 1,500,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure format (check one):  Yes     No  X

Cautionary Notice Regarding Forward Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allied Bancshares, Inc. (the “Company”) or First National Bank of Forsyth County (the “Bank”) to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•

The inability of the Bank to achieve and maintain regulatory capital standards;

•

Changes in the legislative and regulatory environment;

•

The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of    loan  collateral, and interest  rate risks; and

•

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business of the Company and the Bank

The Company

        Allied Bancshares, Inc. (sometimes referred to as “Allied Bancshares” or the "Company") was incorporated on June 4, 2003 to organize and serve as the bank holding company for First National Bank of Forsyth County (sometimes referred to as “First National of Forsyth” or the ”Bank”).  After receiving all regulatory approvals, Allied Bancshares capitalized the Bank in return for all its outstanding stock.  The Bank opened for business on April 5, 2004.   As of December 31, 2004, the Bank was the sole subsidiary of the Company.

The Bank

        First National of Forsyth is chartered as a national bank and conducts business from two full service locations.  The bank opened for business on April 5, 2004 in a temporary office located next to the site where the permanent main office facility was constructed at 1700 Market Place Boulevard, Cumming, Forsyth County, Georgia.  The permanent facility opened for business on December 13, 2004. A full-service branch office located at 311 Green Street in Gainesville, Hall County, Georgia opened for business on April 12, 2004.  The Hall County branch operates under the trade name “First National Bank of Hall County.”

        First National of Forsyth provides a full range of personalized banking services to customers within its primary market area of Forsyth and Hall counties and surrounding counties. The Bank seeks to offer personal service while providing customers with the financial sophistication and products typically offered by larger banks. The Bank emphasizes lending services to small-to-medium sized businesses, and consumers and a broad array of deposit products and services to businesses and consumers.

Lending Activities and Business of the Bank

The primary sources of income for the Bank are interest and fees collected on loans and to a lesser extent, interest and dividends collected on other investments. The main expenses of the Bank include interest paid on deposit accounts, employee compensation, occupancy and equipment expenses, office expenses, and other overhead expenses.

The Bank is authorized to make secured and unsecured commercial and consumer loans to individuals, partnerships, corporations and other entities. The Bank's lending business consists principally of making secured real estate loans, including residential and commercial construction loans, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. In addition, the Bank makes consumer loans to individuals  and commercial loans to small and medium-sized businesses and professional concerns.

Loans secured by real estate are the primary component of the Bank's loan portfolio constituting approximately $46.5 million, or 89%, of the Bank's total loans at December 31, 2004. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans and home equity loans. The Bank also makes loans for commercial purposes to entities in various lines of business. At December 31, 2004, the Bank held approximately $4.7 million, or 9% of the Bank's total loans, in commercial loans, excluding for these purposes commercial loans secured by real estate included above. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, lines of credit, and revolving lines of credit such as credit cards. At December 31, 2004, the Bank held approximately $1.2 million in consumer loans, representing 2% of the Bank's total loans.

The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Bank’s loan committee. Individual officers' lending limits range from $-0- to $150,000, depending on security, seniority and the type of loan. The president and chief lending officer each have a lending limit of $150,000 and jointly have a lending limit of $300,000. The Bank’s loan committee, which consists of the president and three outside directors, has a lending limit of $1,000,000.  Loans above $1,000,000 require approval by the majority of the full Board of Directors.

The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan deteriorates.

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries, such as private trusts. Qualified deposits are insured by the FDIC in an amount up to $100,000.

The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2004:

December 31, 2004

         Non-interest bearing demand..............................................................

    6.5%

         Interest-bearing demand......................................................................

  30.5%

         Savings................................................................................................

    0.2%

         Time Deposits......................................................................................

  18.6%

         Certificates of Deposit of $100,000 or more.......................................

  44.2%

                  Total............................................................................................

100.0%

The Bank primarily serves the residents of Cumming and Forsyth County and of Gainesville and Hall County, which is adjacent to Forsyth County.   Forsyth County has grown approximately 25.8% since 2000 according to U. S. Census Bureau statistics.  The number of residents in Forsyth County in 2000 was about 98,407 persons.  The number of residents in Forsyth County had grown to nearly 123,811 by 2004.  Cumming and Forsyth County have a diverse commerce, including retail, manufacturing, service and farming sector economies.  Cumming also serves as the county seat for Forsyth County, Georgia, with a significant number of residents employed in government.  Cumming, located approximately 40 miles north of Atlanta, Georgia and 23 miles southwest of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85.

Hall County has grown approximately 12.1% since the 2000 according to U. S. Census Bureau statistics. The number of residents in Hall County in 2000 was about 139,277 persons. The number of residents in Hall County had grown to nearly 156,101 by 2004.  Gainesville and Hall County have a diverse commerce, including retail, manufacturing, service and farming sector economies.  Gainesville also serves as the county seat for Hall County, Georgia, with a significant number of residents employed in government. Gainesville, located approximately 50 miles northeast of Atlanta, Georgia and 23 miles northeast of Cumming, Georgia, is situated on Interstate 985 which connects to Interstate 85 north of Atlanta.  The Bank also serves the adjacent counties of Cherokee, Gilmer, Hall, Lumpkin and Pickens.

The Bank is a member of a network of automated teller machines, which permits the Bank's customers to perform certain transactions throughout the country.

The Bank has a correspondent relationship with The Bankers Bank, Atlanta, Georgia and First American Bank, Birmingham, Alabama.  The correspondent banks provide certain services to the Bank, such as investing its excess funds, handling money fund transfers, providing safekeeping of investment securities and furnishing management investment advice on the Bank's securities portfolio.  The data processing work of the Bank is processed by Fiserv Solutions, Inc. of Norcross, Georgia.

The Company may engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. While we have no present plans to engage in any other business activities, management may, from time to time, study the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

A history of the Company's financial position for the year ended December 31, 2004 (the Bank opened for business on April 5, 2004), is as follows (audited, dollar amounts in thousands, except for per share information):

Total Assets

 $      66,171

Total Deposits

 $      52,725

Total Shareholders Equity

 $      13,310

Net Income

 $       (1,248)

Number of Issued and Outstanding Shares

    1,500,000

Book Value Per Share

 $          8.87

Net Income Per Share

 $          (.83)

Deposits

 Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. Most deposits are obtained from individuals and businesses in the Bank’s market areas.  In addition, the Bank accepts brokered deposits which funds are obtained from depositors outside the Bank’s primary market area through third parties.  The Bank does not solicit deposits by offering depositors rates of interest significantly above rates paid by other competitors.  It also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities, 24-hour automated teller machines, and telephone banking.  During 2005 internet banking will be available for the Bank’s customers to use for their on- line balance inquiry, reviewing transaction history, transferring among accounts, and bill paying.

Other Banking Services

Other banking services include travelers' checks, direct deposit of payroll and Social Security checks, night depository, ATM cards and debit cards. First National Bank of Forsyth County is associated with one or more nationwide networks of automated teller machines that our customers are able to use throughout the United States. The Bank does not charge its customers for the use of these automated teller machines since the Bank has only two locations. However, other financial institutions may charge our customers for the use of their automated teller machines. The Bank also offers VISA(R) credit card services through a correspondent bank as an agent for the Bank.

Market Area and Competition

        The Bank competes with local as well as with regional financial institutions in its markets.  In addition, the bank competes with credit unions and other finance companies. The banking business continues to be competitive in the Forsyth and Hall markets. The banking industry continues to experience increased competition for deposits from brokerage firms and money market mutual funds.

        As a whole, the banking industry in Georgia is highly competitive. The Bank competes with institutions, some of which have much greater financial resources and which may be able to offer more services to their customers. In recent years, competitive and economic pressures and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost-effective. The Bank faces strong competition in attracting and retaining deposits and increasing loan volume.

        Direct competition for deposits comes from other commercial banks, savings banks, credit unions and money market mutual funds.  Interest rates, convenience, products and services, and marketing are all significant factors in the competition for deposits.

        Competition for loans comes from other commercial banks, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. First National of Forsyth competes for loan business by offering competitive interest rates and loan fees, efficiency in closing and handling of loans, and by providing  a high quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, population  growth, interest rates and fees, and other factors that are not readily predictable.

        Management expects that competition will intensify in the future due to statewide branching laws and the entry of additional bank and nonbank competitors in the Bank’s market area.

Securities and Short-Term Investments

        After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in securities and short term investments.    The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States.  Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.  It invests excess funds in Federal funds with correspondent banks and primarily acts as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.  The Bank also deposits excess funds in interest bearing accounts in other banks which provide daily liquidity, higher rate than federal funds sold and avoidance of unrealized loss on securities as interest rates rise.

Asset and Liability Management

The Bank’s objective is to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Certain officers are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of deposits from individuals and businesses. Management invests the largest portion of the Bank’s assets in variable rate loans so that the repricing of earning assets is matched against the repricing of deposits to minimize the impact of substantial movements in interest rates on the Company’s earnings.

Employees

As of December 31, 2004, First National Bank of Forsyth County had 19 full-time employees.  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys a satisfactory relationship with employees.   Allied Bancshares does not have any employees who are not also employees of  First National Bank of Forsyth County.

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

Bank Holding Company Regulation

Allied Bancshares is a registered holding company under the Bank Holding Company Act of 1956 (the “BHC Act”) and the Georgia Bank Holding Company Act (the “Georgia BHC Act”) and is regulated under such acts by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and by the Georgia Department of Banking and Finance (the “DBF”) respectively.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) amended federal law to permit bank holding companies to acquire existing banks in any state, and any interstate bank holding company may merge its various bank subsidiaries into a single bank with interstate branches.  States had the authority to authorize interstate branching prior to June 1, 1997 or alternatively, to opt out of interstate branching prior to that date.

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

Bank Regulation

Allied Bancshares has one subsidiary bank, First National Bank of Forsyth County.  First National of Forsyth is a national bank chartered under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the “OCC”).  The OCC regulates or monitors all areas of a bank's operations and activities, including reserves, loans, mergers, issuance of securities, payment of dividends, interest rates and establishment of branches.

The Bank is insured and regulated by the Federal Deposit Insurance Corporation (the “FDIC”).  The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, and preventing the continuance or development of unsound and unsafe banking practices.  The FDIC also approves conversions, mergers consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assuming bank is an insured non-member state bank.

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

As a national bank, the Bank may not pay dividends from its paid-in-capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Under the 1991 Act (defined below), the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.   See “Capital Requirements” below.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Change In Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•

the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•

no other person owns a greater percentage of that class of voting securities immediately after the transaction.

 The Company’s common stock is not registered under the Securities Exchange Act of 1934; however, the Company will be required to register its common stock under the Securities Exchange Act in April, 2005. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities.   A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•

Banking or managing or controlling banks; and

•

Any activity that the Federal Reserve determines to be so closely  related to banking as to be a proper incident to the business of banking.

•

Activities  that  the Federal Reserve has found to be so closely related to banking  as  to  be  a  proper incident to the business of banking include:

•

Factoring accounts receivable;

•

Making, acquiring, brokering or servicing loans and usual related activities;

•

Leasing personal or real property;

•

Operating a non-bank depository institution, such as a savings association;

•

Trust company functions;

•

Financial and investment advisory activities;

•

Conducting discount securities brokerage activities;

•

Underwriting and dealing in government obligations and money market instruments;

•

Providing specified management consulting and counseling activities;

•

Performing selected data processing services and support services;

•

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

•

Lending, trust and other banking activities;

•

Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•

Providing financial, investment, or advisory services;

•

Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•

Underwriting, dealing in or making a market in securities;

•

Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•

Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•

Merchant banking through securities or insurance affiliates; and

•

Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

Regulation of Bank Activities

First National Bank of Forsyth County is a commercial bank chartered under the laws of the National Bank Act and is subject to examination by the Office of the Comptroller of the Currency. The OCC is the primary regulator of the Bank.

The FDIC insures First National Bank of Forsyth County's deposits and also regulates the Bank. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in transactions where the resulting, continued or assuming bank is an insured state bank which is not a member of the Federal Reserve System.

Branching. Under current Georgia law, First National Bank of Forsyth County may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, First National Bank of Forsyth County is able to acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2)

adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

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

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.  The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the

•

Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•

Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•

Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•

the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on August 4, 2003 and was amended on December 19, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to “high cost home loans,” as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

     The deposit operations of the Bank are subject to:

•

The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

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

The Federal Deposit Insurance Corporation Improvements Act of 1991 (the “1991 Act”) imposes a regulatory matrix that requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition.  The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount.  Should these corrective measures provide unsuccessful in recapitalizing the institution and correcting its problems, the 1991 Act mandates that the institution be placed in receivership.

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

The capital guidelines can affect Allied Bancshares in several ways.  The Company's capital levels are more than adequate.  However, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

The OCC requires First National of Forsyth to maintain a ratio (the “primary capital ratio”) of total capital (which is essentially Tier 1 capital plus the allowance for loan losses) to total assets (defined as balance sheet assets plus the allowance for loan losses) of at least 8%.  In addition, in accordance with the OCC policy, the Bank is required to maintain a primary capital ratio of 10% during its first three years of operation.

Payment Of Dividends

Allied Bancshares is a legal entity separate and distinct from the Bank. The principal sources of Allied Bancshares' cash flow, including cash flow to pay dividends to its shareholders, are dividends that First National Bank of Forsyth County pays to its sole shareholder, Allied Bancshares. Statutory and regulatory limitations apply to First National Bank of Forsyth County's payment of dividends to Allied Bancshares as well as to Allied Bancshares' payment of dividends to its shareholders.

The OCC regulates the Bank's dividend payments as set forth above under the subheading “Bank Regulation.”

The payment of dividends by Allied Bancshares and First National Bank of Forsyth County may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal banking regulator, First National Bank of Forsyth County were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•

a bank's loans or extensions of credit to affiliates;

•

a bank's investment in affiliates;

•

assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•

loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to prevent the Bank’s acquiring low-quality assets.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•

to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•

to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA Patriot Act, financial institutions must establish anti-money laundering programs. The USA Patriot Act sets forth minimum standards for these programs, including:

•

the development of internal policies, procedures and controls;

•

the designation of a compliance officer;

•

an ongoing employee training program; and

•

an independent audit function to test the programs.

Pursuant to the mandate of the USA Patriot Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a “federal functional” is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•

expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions

•

with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•

notify FinCEN if an account or transaction is identified;

•

designate a contact person to receive information requests;

•

limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•

maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. It is the Bank’s policy  not to open accounts with foreign banks.

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

Effect of Governmental Monetary Polices

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.   DESCRIPTION OF PROPERTY

The Bank’s main office facility is a two-story building consisting of 10,000 square feet located on a 1.34 acre tract of land at 1700 Market Place Boulevard, Cumming, Forsyth County, Georgia, near the intersection of Georgia Highway 400 and Georgia Route 20.  The Bank owns the land and building and is the only occupant.  The property has three drive-up windows and an automated teller machine.  Under a lease the Bank occupies a second full service branch facility located at 311 Green Street in Gainesville, Hall County, Georgia, near the downtown business district.  The facility is leased for three years and consists of 4,478 usable square feet on the first floor of a five story building.  The property has two drive-up windows and an automated teller machine.   In the opinion of management, all properties including improvements and furnishings are adequately insured.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject, nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority. Additionally, the Company and the Bank are unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or the Bank or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company completed its initial public offering of its common stock in March 2004.  No market for the common stock currently exists, nor is one expected to develop.  As a result, investors who wish to dispose of any or all of their common stock may be unable to do so, except in private, directly negotiated sales.

On March 1, 2005, the Company had approximately 613 shareholders of record who owned an aggregate of 1,500,000 shares.

The Company has paid no dividends on its common stock since its organization.  The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, stems from dividends that the Bank pays to the Company as its sole shareholder.  Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders.  For a complete discussion of restrictions on dividends, see "Part I-Item 1.  Description of Business-Supervision and Regulation-Payment of Dividends.

(b)

The following information is required by Item 701(f) of Regulation S-B:

(1)

The effective date of the Company’s registration statement was December 19, 2003. The Commission File Number assigned to the Registration Statement was 333-109462.

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

(v)

For the period beginning December 19, 2003, and ended December 31, 2004, the Company incurred no expenses in connection with the issuance and distribution of the common stock for underwriting discounts, commissions, finders’ fees, and expenses to or for underwriters.  During the same period, the amount of expenses incurred for the Company’s account in connection with the issuance and distribution of the common stock was $83,332.

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

(vii)

During the period beginning December 19, 2003 and ended December 31, 2004, the amount of net offering proceeds to the issuer that were used in the ways specified below follows:

Amount(1)	Description(1)

$1,692,000	Construction of building and facilities
831,000	Purchase and installation of machinery and equipment
1,096,000	Purchases of real estate
1,810,000	Operating expenses
4,230,000	Investment securities, other investments and Federal Funds
1,821,000	Interest bearing deposits in other banks
3,437,000	Loans

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

Equity Compensation Plan Information

        See "Item 11—Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information" for disclosure regarding the Company's equity compensation plans.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents selected historical consolidated financial information for the Company and its subsidiary and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with historical financial statements and related notes.   The Company was open for business for only a part of 2004 and was not opened for 2003.  For this reason, 2003 data is not provided.

SELECTED FINANCIAL DATA

(in thousands except per share data)

FOR THE YEAR	2004
Net interest income (expense) including loan fees	$1,154
Provision for loan losses	655
Non-interest income	57
Non-interest expense	1,804
Net loss	(1,248)

PER COMMON SHARE
Basic earnings (loss	$(.83)
Cash dividends declared	--
Book value	8.87

AT YEAR END
Loans, net	$51,769
Earnings assets	60,815
Assets	66,171
Deposits	52,725
Shareholders' equity	13,310
Common shares outstanding	1,500

AVERAGE BALANCES
Loans, net	$21,656
Earnings assets	27,230
Assets	33,453
Deposits	21,533
Stockholders' equity	7,924
Weighted average shares outstanding	1,500

KEY PERFORMANCE RATIOS
Return on average assets	(3.73)%
Return on average stockholders' equity	(15.75)%
Net interest margin	4.26%
Dividend payout ratio	--
Average equity to average assets	23.7%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

General

Allied Bancshares is a bank holding company headquartered in Cumming, Georgia organized to own all of the common stock of its bank subsidiary, First National Bank of Forsyth County.  The principal activity of the Bank is to provide banking services to small-to-medium sized businesses and individuals, primarily in Forsyth and Hall Counties in Georgia. The Bank is a national bank primarily regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

In 2004, the Company completed an initial public offering of common stock.  The stock sale resulted in the issuance of 1,500,000 shares at a price of $10.00 per share.  The offering resulted in capital of $14,917,000, net of offering expenses of $83,000.  The Bank opened for business on April 5, 2004.

The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2004.  Since the Bank did not open until April 5, 2004, comparison of 2004 amounts to prior periods would not be meaningful.  The Company reported as a developmental stage entity as of December 31, 2003.  Like most community banks, the Bank derives most of its income from interest received on loans and investments.  The primary source of funds for making these loans and investments is deposits, on which interest is paid.  Consequently, one of the key measures of the Bank’s success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on interest-bearing liabilities.

A number of tables to assist in the description of these measures are included.  For example, the "Average Balances" table shows the average balance during 2004 of each category of earning assets and interest bearing liabilities, as well as the yield earned or the rate paid with respect to each category.  A review of this table shows that  loans provide higher interest yields than do other types of interest earning assets, which is why the Bank intends to channel a substantial percentage of earning assets into its loan portfolio.  The Bank also tracks the sensitivity of various categories of assets and liabilities to changes in interest rates.  A "Sensitivity Analysis” table is provided to help explain this.  Finally, a number of tables that provide detail about investment securities, loans, and deposits are included.

For the risk of loss inherent in all loans, an allowance for loan losses is maintained to absorb possible losses on existing loans that may become uncollectible.  The allowance is established and maintained by charging a provision for loan losses against operating earnings.  In the following section, a detailed discussion of this process is included.  In addition to earning interest on loans and investments, income is earned through fees and other expenses charged to customers.  Various components of this non-interest income, as well as non-interest expense, is discussed in the following section.  The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying financial statements.  The reader should read this discussion and analysis in conjunction with the financial statements, the related notes and other statistical information also included in this report.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of financial statements.  Significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2004 included elsewhere in this annual report.

In management’s opinion the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of consolidated financial statements.  Please refer to the portion of management’s discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of the Bank’s processes and methodology for determining the allowance for loan losses.

Results of Operations

A comparison between 2004 and 2003 is not relevant because the Bank was only open for business for a portion of the year during 2004 and was not open during 2003.

Net loss for 2004 was $1,248,000 or $.83 per common share.  Operating results depend to a large degree on net interest income, which is the difference between the interest income and loan fees  received from investments (such as loans, investment securities, and federal funds sold) and interest expense, which is paid on deposits and other liabilities.  Net interest income was $1,154,000 for the year ended December 31, 2004.

The provision for loan losses in 2004 was $655,000.  The provision for loan losses reflects management's estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Other operating income for the year ended December 31, 2004, totaled $57,000.  Other operating income includes service charges on deposit accounts and miscellaneous service fees.  Other operating expenses in 2004 were $1,804,000. The largest component of other operating expenses is salaries and benefits, which totaled $1,181,000 for the year ended December 31, 2004.

In 2004, no income tax benefit was recognized because the realization of such a benefit is dependent upon future earnings of the Company.

Net Interest Income

For the year ended December 31, 2004, net interest income totaled $1,154,000.  Interest income from loans, including fees was $1,462,000 representing a yield of 6.75%.  Interest expense totaled $484,000 for the year ended December 31, 2004. The net interest margin realized on earning assets and the interest rate spread were 4.23% and 3.56%, respectively, for the year ended December 31, 2004

Average Balances and Interest Rates

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2004 and the average rate of interest earned or paid thereon.   A rate volume analysis is not presented because the Bank was not open in 2003.  Average quarterly balances and the yields and rates derived there from are not representative of a full year since the Bank was not open until April 5, 2004.

Average Consolidated Balance Sheet and Interest Rates

	Average Balance	Interest	Yield/ Rate
Assets:
Interest earning assets
Loans (including loan fees)	$21,656,492	$1,462,153	6.75%
Investment securities	1,814,438	46,131	2.54%
Federal funds sold	1,938,200	43,441	2.24%
Interest on interest-bearing deposits	1,821,210	92,633	5.09%
Total interest earning assets	27,230,340	1,644,358	6.04%
Other non-interest earning assets	6,222,406
Total assets	33,452,746
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	7,883,317	175,710	2.23%
Time	11,879,535	308,507	2.60%
Federal Funds purchased	3,849	6,150
Total interest-bearing liabilities	19,766,701	490,367	2.48%
Other non-interest bearing liabilities	5,762,498
Shareholders' equity	7,923,547
Total liabilities and stockholders' equity	33,452,746

Excess of interest-earning assets over interest bearing liabilities	$7,463,639
Ratio of interest-earning assets to interest-bearing liabilities	138%
Net interest income		1,153,991
Net interest spread			3.56%
Net interest margin			4.23%
There were no non-accrual loans during 2004.

Interest Rate Sensitivity and Asset Liability Management

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management in a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income and to control the earnings risks associated with interest rate movements.  Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity are timely.  Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation.  Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions.  Net interest income is affected by the timing and magnitude of repricing of, as well as the mix of, interest sensitive and non-interest sensitive assets and liabilities.

"Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities in the next twelve months.  Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates.  In general, if the Bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period.  In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income.  Conversely, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2004, the Bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and investment securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities.  The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Repricing of Interest Earning Assets And Interest Bearing Liabilities

 at December 31, 2004

(Dollars in Thousands)

	3 Months or Less	4 months To 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Federal funds sold	$ 5,122	$ -	$ -	$ -	$ 5,122
Investment securities	-	998	-	$ 2,010	3,008
Interest bearing deposits in banks	57	-	-	-	57
Loans	41,639	2,788	$ 7,484	513	52,424
Total interest-bearing assets	46,818	3,786	7,484	2,523	60,611
Interest-bearing liabilities:
Deposits:
Savings and demand	19,607	-	-	-	19,607
Time deposits	1,557	23,058	8,503	-	33,118
Total interest-bearing liabilities	21,164	23,058	8,503		52,725
Interest sensitive difference per period	25,654	(19,272)	(1,019)	2,523	7,886
Cumulative interest sensitive difference	25,654	6,382	5,363	7,886
Cumulative difference to total assets	38.8%	9.6%	8.1%	11.9%

At December 31, 2004, the difference between the Bank's assets and  liabilities repricing or maturing within one year was $6,382,000.  Due to an excess of assets repricing or maturing within one year, a drop in interest rates would cause the Bank’s net interest income to decline and a rise in interest rates would cause the Bank’s net interest income to increase.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently.  Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

Provision and Allowance for Loan Loss

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  The provision charged to expense was $655,000 for the year ended December 31, 2004.  The provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio.  The allowance for loan losses was 1.25% of gross loans at December 31, 2004.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  Management anticipates maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which is believed to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.

Additions to the allowance for loan losses would result in a decrease of net income and, possibly, capital.  The Bank has not experienced any charge-offs in 2004.  The Bank has no past due and non-accrual loans, and has not repossessed equipment or taken real estate in lieu of foreclosure as of December 31, 2004.  The allowance for loan losses is not allocated to various loan categories.  The entire allowance is available to absorb losses from any and all loans.  Due to the short time that the Bank has been open, management has not estimated the amount of net charge-offs that will occur in 2005.

Noninterest Income and Expense

Noninterest income for the year ended December 31, 2004 totaled $57,000.  The largest component of other income is fee income from table-funded mortgage loans, which totaled $38,000 during the year ended December 31, 2004.

Total noninterest expense for the year ended December 31, 2004 was $1,804,000. Salaries and benefits, the largest component of noninterest expense, totaled $1,181,000 for the year ended December 31, 2004.  Net occupancy and equipment expense was $252,000 during 2004 and other operating expenses totaled $371,000 during 2004.

Financial Condition

Total assets were $66,171,000 as of December 31, 2004.  The primary source of growth in assets was net loans, which totaled $51,769,000 or 78% of total assets as of December 31, 2004.  Investment securities available-for-sale totaled $3,008,000 at December 31, 2004.  Total deposits were $52,725,000 or 80% of total assets as of December 31, 2004.

Interest Earning Assets

Loans

Gross loans totaled $52,424,000 at December 31, 2004.  The largest classification of loans was real estate related loans, which totaled $45,988,000 or 88% of total loans at December 31, 2004.  Loans outstanding by category at December 31, 2004  were as follows:

	Amount ($ thousands)	Percent of Total
Commercial, financial and agricultural	$4,454,000	8.5%
Real estate – construction	18,457,000	35.2
Real estate – mortgage	27,531,000	52.5
Consumer and other	1,982,000	3.8
Total	52,424,000	100.0

As of December 31, 2004 maturities of loans in the indicated classifications were as follows:

Maturity	Commercial	Real Estate Construction & Development	Total
Within 1 year	$2,610,000	$33,099,000	$35,709,000

Investment Securities

Investment securities available-for-sale totaled $3,008,000 at December 31, 2004.  All of the Bank's marketable investment securities were designated as available-for-sale at December 31, 2004 and consisted of U.S. Government Agency securities.  The book value of these investment securities was $3,013,000 at December 31, 2004.

Maturities at December 31, 2004	U.S. Government Agencies	Weighted Average Yields

Less than 6 months	$ 997,500	1.700%
After 5 through 10 years	2,010,938	1.725
Total	$3,008,438

Deposits

At December 31, 2004, deposits totaled $52,725,000.  Non-interest-bearing demand deposits were $3,437,000 or 7% of total deposits and interest-bearing deposits were $16,048,000 or 30% of total deposits.  The Bank had $33,118,000 in time deposits at December 31, 2004.  Balances within the major deposit categories as of December 31, 2004 were as follows:

	Amount	Percent Of Total
Non-interest bearing demand deposits	$3,437,000	6.5%
Interest bearing demand deposits	16,048,000	30.5%
Savings deposits	122,000.2%
Time deposits	33,118,000	62.8%
Total	$52,725,000	100.0%

The average balance of deposits and the average rates paid on such deposits are summarized for 2004 in the following table.

	Amount	Rate
Non-interest bearing demand deposits	$1,771,000
Interest bearing demand deposits	7,831,000	2.23%
Savings deposits	52,000.25%
Time deposits	11,879,000	2.45%
Total	$22,533,000

Maturities of time certificates of deposit outstanding at December 31, 2004, are summarized as follows:

Within 3 months	$1,557,000
After 3 through 12 months	23,057,000
After 12 months	8,504,000
Total	$33,118,000

Capital Resources

Shareholders' equity totaled $13,310,000 at December 31, 2004.  Capital consists of 1,500,000 shares issued at $10.00 per share less offering expenses of $83,000 of capital during the initial public offering, which was completed in March 2004.  The net loss for the year ended December 31, 2004 was $1,248 ,000 and other comprehensive loss, net of tax, was $3,000.

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in the Bank’s assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 8.0%. The following table summarizes the bank's risk-based capital ratios at December 31, 2004:

Tier 1 capital (to risk-weighted assets)	22.7%
Total capital (to risk-weighted assets)	23.8%
Tier 1 capital (to total average assets)	21.4%

Liquidity

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the Bank’s ability to meet those needs. Management seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, management maintains relationships with correspondent banks which could provide funds on short notice.    Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2004, the Bank had available borrowing capacity totaling approximately $10.0 million through various borrowing arrangements and available lines of credit. Management believes short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on the Company's liquidity or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

         The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short term unsecured advances up to $5.0 million.

          Cash and cash equivalents as of December 31, 2004 totaled $6,669,000.  Cash used by operating activities totaled $633,197 in 2004, while inflows from financing activities totaled $67,228,000, which were attributable to net deposit increases and raising of the Company’s initial capital.  During 2004, investing activities used $59,927,000.  Investing activities included net loans made to customers of $52,424,000 purchases of investment securities available-for-sale of $3,075,000 and purchases of premises and equipment of $3,569,000.

Off-Balance Sheet Financing

        The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2004, the Bank had outstanding commitments to extend credit through open lines of credit of approximately $8,362,000  and outstanding standby letters of credit of approximately $265,000.

Effects of Inflation

        The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Through the Bank’s asset-liability committees, management attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section in Item 1 of this report.

Selected Ratios

The following table sets out certain ratios of the Company for the year ended December 31, 2004.

Net loss of $1,248,426 to:
Average stockholders' equity of $7,923,543	(15.7)%
Average assets of $33,452,765	(3.73)%
Average equity to average assets	23.7%

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements of the Company are incorporated herein by reference to Exhibit 99.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2004 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company’s internal control over financial reporting and the Company’s auditors were so advised.

ITEM 8B.   OTHER INFORMATION

No other information to report.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the directors and executive officers of the Company.  The directors of the Company also serve as directors of the Bank.  Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2004, (3) his or her director class, (4) the year he or she was first elected as a director of the Company, and (5) his or her positions with the Company other than as a director and his or her other business experience for the past five years. The board of directors is divided into three classes, with each class being as nearly equal in number as possible, and the directors serve for staggered three-year terms. The present term of office of each director in Class 1 will expire at the annual shareholders meeting of the Company to be held in April, 2007; the present term of office of each director in Class 2 will expire at the annual shareholders meeting of the Company to be held in April, 2005; and the present term of office of each director in Class 3 will expire at the annual shareholders meeting of the Company to be held in April, 2006.

NAME AND ADDRESS (AGE)	DIRECTOR CLASS	DIRECTOR SINCE	POSITION WITH COMPANY OTHER THAN DIRECTOR /OTHER BUSINESS EXPERIENCE

Andrew K. Walker (53)	3	2003

President and Chief Executive Officer of the Company; formerly President and Chief Executive Officer of First National Bank of Johns Creek (1998-2002); Division Executive Officer of Main Street Bank - Johns Creek (2002-2003)

Carl E. Hansson (54)	3	2003	Chairman of the Board of the Company; Chairman and Chief Executive officer of The Sports Section, Inc., a youth sports photography company

Peter L. Gatti (45)	2	2003	Vice President and co-owner of Fax Tax, Inc. and E-Tax, Inc., accounting and tax firms that process tax returns on an electronic basis

Jim P. Meadows (59)	2	2003	Chairman of Casa Mortgage, Inc., a wholesale mortgage banking company in Houston, Texas

Jackson P. Turner (80)	3	2003	Vice Chairman of the Board of the Company; Chairman and President of C.C. Financial, Inc. and Chairman of Alliance Bancshares, Inc. and Alliance National Bank, Dalton, Georgia

Brent H. Baker, Sr. (57)	1	2003	President of Brent Baker, Inc., an investment banking and bank consulting firm

John S. Martin, III (53)	2	2003	President of GeorgiaLink Public Affairs Group, a consulting company which assists companies with governmental affairs

Charles Y. Allgood (67)	1	2004

Vice Chairman and Chief Executive Officer of  Alliance Bancshares, Inc. (2003-present); Vice Chairman and Chief Executive Officer of Alliance National Bank (2002-present); President and Chief Executive Officer of Alliance National Bank (1999-2002).

Sam R. Story, III (37)		n/a	Chief Lending Officer of the Company; formerly Vice President of Main Street Bank (formerly First National Bank of Johns Creek) (2001-2003); formerly Vice President of Formation Capital (1997-2001)

Richard E. Bell (58)		n/a	Chief Financial Officer of the Company; Vice President & Treasurer of NDCHealth Corporation 2001-2002); Vice President and Treasurer of National Data Corporation (1997-2001)

None of the directors and officers are related, except Jackson P. Turner is Andrew K. Walker’s father-in-law.

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act, and its officers, directors and principal shareholders are not subject to the filing requirements of Section 16 of the Securities and Exchange Act.

The Company’s Board of Directors has determined that Peter L. Gatti, one of the directors serving on the Company’s audit committee, is an audit committee financial expert, as that term is defined under SEC Rules, and that Mr. Gatti is independent, as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Gatti served on the audit committee of First National Bank of Johns Creek from 1999 until December, 2002, when the bank merged with Main Street Bank.  Since 1989 Mr. Gatti has also been vice president and co-owner of Fax Tax, Inc. and E-Tax, Inc., accounting and tax firms that have over 600 satellite offices and that process tax returns on an electronic basis.

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial/accounting officer.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not separately compensate any of its directors or executive officers.  Any compensation paid them is paid by the Bank.  The following sets forth certain information concerning the compensation of the Company’s executive officers during fiscal years 2004 and 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)

Andrew K. Walker President and Chief Executive Officer	2004 2003(3)	140,000 84,359	-- --	--(1) --(1)	67,857(2) --	-- --

Sam R. Story, III Vice President	2004 2003(5)	114,250 33,333	325 20,000	--(1) --(1)	20,000(4) --	-- --

Richard E. Bell Vice President and Chief Financial Officer	2004 2003(7)	114,250 37,500	325 --	--(1) --(1)	20,000(6) --	-- --

(1)

In accordance with SEC rules, the table omits perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2)

In August, 2004, Mr. Walker was granted options to purchase 25,000 shares at an exercise price of $10.00 per share and in April, 2004, warrants to purchase 41,857 shares at an exercise price of $10.00 per share.  The fair market value of a share of stock on the grant dates was $10.00 per share.

 (3)

Mr. Walker became an employee of the Company and the Bank in June, 2003 when he was hired as President and Chief Executive Officer.

(4)

In August, 2004, Mr. Story was granted options to purchase 20,000 shares at an exercise price of $10.00 per share.  The fair market value of a share of stock on the grant date was $10.00 per share.

 (5)

Mr. Story became an employee of the Company and the Bank in July, 2003, when he was hired as Vice President of the Company and Executive Vice President and Chief Lending Officer of the Bank.

 (6)

In August, 2004, Mr. Bell was granted options to purchase 20,000 shares at an exercise price of $10.00 per share.  The fair market value of a share of stock on the grant date was $10.00 per share.

(7)

Mr. Bell became an employee of the Company and the Bank in July, 2003, when he was hired as Vice President of the Company and Senior Vice President and  Chief Financial Officer of the Bank.

Option Grants to Named Executive Officers in Last Fiscal Year Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price of Underlying Security on Date of Grant ($/Sh)	Expiration Date

Andrew K. Walker (1)(2) President and CEO	25,000	23%	$10/sh	$10/sh	8/17/14

Sam R. Story, III (3) Vice President	20,000	18%	$10/sh	$10/sh	8/17/14

Richard E. Bell (3) Vice President and CFO	20,000	18%	$10/sh	$10/sh	8/17/14

________________________

(1)

Mr. Walker was granted options to purchase 25,000 shares of the Company's common stock pursuant to his employment agreement executed when he became the Company's CEO.  The right to purchase 5,000 shares became exercisable on December 31, 2004, and to purchase 5,000 shares each year thereafter through December 31, 2008, so long as Mr. Walker is continuously employed by the Company through each vesting date.

(2)

As an organizing director, Mr. Walker was also granted warrants to purchase 42,857 shares of the Company's common stock as shown in the table below under the subheading “Director Compensation.”  The warrants are evidenced by a warrant agreement which provides that Mr. Walker may exercise the warrant to purchase one-third of the shares beginning April 4, 2005, and each April 4 thereafter through April 4, 2007, so long as Mr. Walker continuously serves as a director of the Company through each such anniversary date.

(3)

The options of each officer are evidenced by an option agreement which provides that the officer may exercise the option to purchase 20% of the shares beginning December 31, 2004 and each December 31 thereafter through December 31, 2008, so long as the officer is continuously employed by the Company through each such anniversary date.

Aggregated Option Exercises in last Fiscal year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Andrew K. Walker President and CEO	0	--	5,000/20,000	$10,000/$40,000(1)

Sam R. Story III Vice President	0	--	4,000/16,000	$8,000/$32,000(1)

Richard E. Bell Vice President and CFO	0	--	4,000/16,000	$8,000/$32,000(1)

_______________________________

(1)

Based on the difference between the estimated value of the Company's stock of $12.00 per share, which is the average price paid in recent private sales known to the Company, and the exercise price of $10.00 per share.

Employment Agreements

Andrew K. Walker has an employment agreement with Allied Bancshares and First National of Forsyth under which he will serve as President and Chief Executive Officer of the Company and of the Bank.  The employment agreement provides for an initial term of 5 years.  He is paid an initial annual salary of $140,000, and is also entitled to certain performance bonuses.  The criteria for earning performance bonuses will be established by the Board of Directors.

Under Mr. Walker’s employment agreement and the stock option plan adopted by the Board of Directors, the Company granted to him options to purchase 25,000 shares of the Company’s common stock.  The purchase price for the shares is $10.00 per share, and the options have a term of ten years.  The option agreement provides that the option to purchase one-fifth of the shares subject to the options will vest on the last day of each of the first five fiscal years of the Company after the opening date of the Bank, but only if Mr. Walker remains employed by the Company and the Bank on such date.  If the Bank's primary regulator issues a capital directive or other order requiring the Bank to obtain additional capital, the options will be forfeited if not then exercised.

If the Company and the Bank terminate Mr. Walker’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him severance pay for the remaining term of the agreement.  If Mr. Walker’s employment is terminated due to a sale, merger or other change of control of the Company, the Bank and the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 12 months from the termination date.  Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately.

In addition, Mr. Walker’s employment agreement provides that for a period of twelve months following voluntary termination by Mr. Walker, but not beyond the original termination date of his employment term under the agreement, Mr. Walker may not so long as he is receiving compensation from the Bank:  (i) be employed in the Banking business or any related field thereto within Forsyth County, (ii) solicit customers of the Bank for the purpose of providing financial services; (iii) solicit employees of the Bank for employment; (iv) furnish anyone or use any list of customers of the Bank for Banking purposes; or (v) furnish, use or divulge to anyone any information acquired by him from the Bank relating to the Bank's methods of doing business.

In July, 2003, the Company and Sam R. Story, III, the Company’s Executive Vice President and Senior Lending Officer, entered into an employment agreement with an initial term of 5 years.  The employment agreement with Mr. Story has substantially the same terms and conditions as the Company’s employment agreement with Mr.

Walker, except that under Mr. Story’s agreement the Company granted Mr. Story the option to purchase 20,000 shares of the Company’s common stock and if the Company terminates Mr. Story’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him 6-month’s severance pay.

In July, 2003, the Company and Richard E. Bell, the Company’s Senior Vice President and Chief Financial Officer, entered into an employment agreement with an initial term of 5 years.  The employment agreement with Mr. Bell has substantially the same terms and conditions as the Company’s employment agreement with Mr. Walker, except that under Mr. Bell’s agreement the Company granted Mr. Bell the option to purchase 20,000 shares of the Company’s common stock and if the Company terminates Mr. Bell’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him 6-month’s severance pay.

Director Compensation

The Company and the Bank presently do not pay a director’s fee.  During 2004 the Company granted stock warrants to its directors as disclosed below.  Also, the directors of the Company and the Bank presently do not receive a fee for attending committee meetings.

Warrant Grants to Directors in Last Fiscal Year Individual Grants

(a)	(b)	(c)	(d)	(e)	(f)

Name	Number of Securities Underlying Warrants Granted (#)	% of Total Warrants Granted to Directors in Fiscal Year	Exercise or Base Price ($/Sh)	Market Price of Underlying Security on Date of Grant ($/Sh)	Expiration Date

Andrew K. Walker(1)	42,857	14.9%	$10.00/sh	$10.00/sh	4/4/14
Carl E. Hansson(1)	42,857	14.9%	$10.00/sh	$10.00/sh	4/4/14
Peter L. Gatti(1)	42,857	14.9%	$10.00/sh	$10.00/sh	4/4/14
Jim P. Meadows(1)	42,857	14.9%	$10.00/sh	$10.00/sh	4/4/14
Jackson P. Turner (1)	42,857	14.9%	$10.00/sh	$10.00/sh	4/4/14
Brent H. Baker, Sr.(1)	30,000	10.4%	$10.00/sh	$10.00/sh	4/4/14
John S. (Trip) Martin(1)	42,857	14.9%	$10.00/sh	$10.00/sh	4/4/14

_______________________

1

Each director was granted warrants to purchase the number of shares of the Company’s common stock set forth above.  The warrants of each director are evidenced by a warrant agreement, which provides that a director may only exercise the right to purchase one-third of the shares after the expiration of one year of continuous service as a director from the date of the grant of the warrants, that the director may only exercise the right to purchase an additional one-third of the shares after the expiration of two years of continuous service, and so forth as to the remaining shares.  In effect a director becomes entitled to exercise the right to purchase one-third of the shares under the warrant agreement after the expiration of each year during a three-year period of continuous service as a director.

Director Warrants

Aggregate Warrant Exercises in last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable(1)

Andrew K. Walker	--	--	0/42,857	$0/$85,714
Carl E. Hansson	--	--	0/42,857	$0/$85,714
Peter L. Gatti	--	--	0/42,857	$0/$85,714
Jim P. Meadows	--	--	0/42,857	$0/$85,714
Jackson P. Turner	--	--	0/42,857	$0/$85,714
Brent H. Baker, Sr.	--	--	0/30,000	$0/$60,000
John S. (Trip) Martin, III	--	--	0/42,857	$0/$85,714

___________________________________________

1

Based on the difference between the estimated value of the Company’s stock of $12.00 per share, which is the average price paid in recent private sales known to the Company, and the exercise price of $10.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s only outstanding class of securities, common stock, $.10 par value, held by the current directors, named executive officers and directors and executive officers as a group, as of March 1, 2005.

NAME AND ADDRESS	POSITION HELD	SHARES BENEFICIALLY OWNED	PERCENTAGE OWNERSHIP(1)

Andrew K. Walker Suwanee, GA 30024	President and C.E.O.; Director	69,286 (2)	4.56%

Carl E. Hansson Flowery Branch, GA 30542	Chairman; Director	57,143 (3)	3.77%

Peter L. Gatti Cumming, GA 30040	Director	57,143 (4)	3.77%

Jim P. Meadows Houston, TX 77019	Director	64,285 (5)	4.25%

Jackson P. Turner Dalton, GA 30720	Director	57,043 (6)	3.77%

Brent H. Baker, Sr. Cumming, GA 30040	Director	40,000 (7)	2.65%

John S. (Trip) Martin, III Duluth, GA 30097	Director	57,143 (8)	3.77%

Charles Y. Allgood Dalton, GA 30720	Director	100.01%

Sam R. Story, III Cumming, GA 30040	Vice-President	6,000 (9)	.40%

Richard E. Bell Gainesville, GA 30504	Vice President; Secretary-Treasurer	34,000 (10)	2.26%

All Directors and Officers as a Group(11)		442,144	27.48%

_________________________________

(1)

The calculation of the percentage ownership of each individual is based in each case on 1,500,000 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

The calculation of the percentage ownership of the group is based upon 1,608,716 shares deemed to be outstanding.  These deemed outstanding shares include 1,500,000 shares of common stock actually outstanding, 95,716 exercisable warrants and 13,000 exercisable stock options at March 1, 2005.

(2)

Includes 14,286 exercisable warrants and 5,000 exercisable stock options.

(3)

Includes 14,286 exercisable warrants.

(4)

Includes 14,286 exercisable warrants.

(5)

Includes 14,286 exercisable warrants.

(6)

Includes 14,286 exercisable warrants.

(7)

Includes 14,286 exercisable warrants.

(8)

Includes 14,286 exercisable warrants.

(9)

Includes 4,000 exercisable options.

(10)

Includes 4,000 exercisable options.

(11)

These figures are different from the sum of the individual percentages because of rounding.

The following table sets forth the beneficial owners of the Company’s only outstanding class of securities, common stock, $.10 par value, who to the Company’s knowledge owned beneficially more than 5% of the Company’s outstanding common stock as of March 15, 2005.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OWNERSHIP

Daniel B. Cowart Norcross, GA 30092	85,000	5.67%(1)

____________________________________________

(1)

The calculation of the percentage ownership is based on 1,500,000 shares outstanding as of March 1, 2005.

Equity Compensation Plans

The following table summarizes information, as of March 15, 2005, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	--	--	--
Equity compensation plans not approved by security holders(1)	397,642	$10.005	102,358
Total	397,642		102,358

__________________________

(1)

The only plans are the Company's 2004 Stock Option Plan and the Company’s Stock Warrant Plan, both of which will be submitted for approval by the shareholders of the Company at the annual meeting to be held on April 20, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company anticipates that its directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectability or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors,  officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of the Bank’s directors, including a majority of the directors who do not have an interest in the transaction.

In addition to the transactions in the ordinary course of the Bank’s business, the Company has entered into the following transactions with the directors and organizers indicated:

(a)

The Company paid Brent Baker, Inc., a bank consulting firm, a fee of $35,000 for its assistance in preparing and filing the applications with the OCC and the FDIC for First National of Forsyth.  Brent H. Baker, Sr., one of the organizing directors, is the president and owner of Brent Baker, Inc

(b)

To facilitate the company's formation and the bank's formation, the organizers arranged a line of credit from Alliance National Bank, Dalton, Georgia, in the aggregate amount of $600,000 to pay organizational and pre-opening expenses for the Bank and the Company.  The organizers personally guaranteed the organization loan.   The organization loan and interest costs were repaid from the offering proceeds when the conditions to the offering were satisfied.

(c)

To finance part of the cost of construction of the Bank's main office, the organizers arranged an additional loan from Alliance National Bank in the aggregate amount of $400,000.  The organizers personally guaranteed the loan.  The real estate loan and interest costs were repaid from the offering proceeds when the conditions to the offering were satisfied.

(d)

Jackson P. Turner, one of the organizing directors of the Company, also serves as chairman of the board of directors of Alliance Bancshares, Inc. and Alliance National Bank, Dalton, Georgia.

(e)

In January, 2004 Daniel B. Cowart conveyed to the Company the 1.34 acre site for the main office of the Bank in exchange for 85,000 shares of the Company common stock offered in the Company’s stock offering.  The Company obtained an independent appraisal of the site establishing that its fair market value is $850,000.  Consequently, Mr. Cowart in effect paid $10.00 per share for the stock like all other investors in the offering.  85,000 shares represents 5.67% of the Company’s outstanding stock.  In addition, the Company contracted with Dan Cowart, Inc., a corporation owned by Mr. Cowart, for grading and other site work on the 1.34 acre site to be performed during the first quarter of 2004 at the cost to the Company of $161,000.

(f)

Alliance Bancshares, Inc., Dalton, Georgia, purchased 50,000 shares of the Company common stock offered in the Company’s stock offering at the price of $10.00 per share.  50,000 shares represents 3.33% of the Company’s outstanding stock.  Jackson P. Turner, one of the Company’s directors, is chairman of the board of directors of Alliance Bancshares, Inc.  Alliance Bancshares is the parent company of Alliance National Bank, Dalton, Georgia.  Charles Y. Allgood, another of the Company’s directors, is Vice-Chairman and CEO of Alliance Bancshares, inc. and Alliance National Bank.

(g)

Charles Y. Allgood, a director of the Company also serves as Vice-Chairman and CEO of Alliance Bancshares, Inc. and Alliance National Bank.

ITEM 13.  EXHIBITS

Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1) --	--
3.2	Bylaws(1) --	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation And Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003(1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker(1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement (4)	--
14.1	Code of Ethical Conduct(3)	--
21.1	Subsidiaries of Allied Bancshares, Inc. The sole subsidiary of the Company will be First National Bank of Forsyth County, Cumming, Georgia, which is wholly-owned by the Company.	--
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB	--
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Allied Bancshares, Inc. Financial Statements as of December 31, 2004
99.2	Allied Bancshares, Inc. 2004 Annual Report to Stockholders
99.3	Allied Bancshares, Inc. 2005 Proxy Statement

_______________________________

* Indicates a compensatory plan or contract.

(1)  Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on October 3, 2003.

(2)  Previously filed as an exhibit to Amendment No. 1 to Registration  Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on December 4, 2003.

(3)  Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 (SEC File No. 33-109462).

(4)  Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 333-109462).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal year 2004 for professional services rendered by Porter Keadle Moore, LLP for audit of the Company’s annual financial statements and for review of the financial statements included in the Company’s Form 10-QSB reports were $16,550.  Aggregate fees billed to the Company for fiscal year 2003 for professional services rendered by Porter Keadle Moore, LLP for audit of the Company’s annual financial statements and for its audit of the financial statements included in the Company’s Form SB-2 registration statement and amendments thereto were $7,100.

Audit - Related Fees

There were no fees billed to the Company in fiscal years 2004 and 2003 for professional services of Porter Keadle Moore, LLP for assurance and related services reasonably related to the performance of audit or review of the Company’s financial statements and not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to the Company for fiscal year 2004 for professional services of Porter Keadle Moore, LLP for tax compliance and related tax services were $984.  The services performed were preparation of the annual federal and state tax returns of the Company.  There were no fees billed to the Company in fiscal year 2003 for professional services of Porter Keadle  Moore, LLP  for tax compliance and related tax services.

All Other Fees

There were no fees billed to the Company in fiscal years 2004 and 2003 for services rendered by Porter Keadle Moore, LLP other than the services described in the previous three paragraphs.

The engagement of Porter, Keadle Moore, LLP to render audit or non-audit services requires the prior approval of the Company’s audit committee or the Board of Directors.

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange  Act, the registrant has duly caused this report to be signed on its  behalf  by  the  undersigned,  thereunto  duly  authorized.

ALLIED BANCSHARES, INC.

By:  s/Andrew K. Walker

Andrew K. Walker

President and Chief Executive Officer

Date:  March 30, 2005

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

SIGNATURE	TITLE	DATE

s/Andrew K. Walker Andrew K. Walker	Director, President, Chief Executive Officer*	March 30, 2005

s/Richard E. Bell Richard E. Bell	Chief Financial Officer**	March 30, 2005

s/Carl E. Hanson Carl E. Hanson	Director	March 30, 2005

s/Peter L. Gatti Peter L. Gatti	Director	March 30, 2005

___________________________ Jim P. Meadows	Director	_________________, 2005

s/Jackson P. Turner Jackson P. Turner	Director	March 30, 2005

s/Brent H. Baker, Sr. Brent H. Baker, Sr.	Director	March 30, 2005

____________________________ John S. Martin, III	Director	_________________, 2005

s/Charles Y. Allgood Charles Y. Allgood	Director	March 30, 2005

_______________________________

*Principal executive officer.

**Principal financial and accounting officer.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

The registrant’s annual report to security holders and proxy material are being furnished to the Commission for its information at the time of filing registrant’s report on this Form.  These documents are attached hereto as Exhibits 99.2 and 99.3.