Form 10QSB
period 2005-03-31
ALLIED BANCSHARES INC
filed 2005-05-13
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Common stock, $.10 par value per share: 1,500,000 shares

issued and outstanding as of May 6, 2005.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

2005
Assets
Cash and due from banks	$2,936,729
Federal funds sold	3,145,000
Interest-bearing deposits in banks	8,080,620
Total cash and cash equivalents	14,162,349

Investment securities	3,054,376
Other investment	896,292
Loans, net	63,841,785
Premises and equipment, net of depreciation	3,585,797
Other assets	371,917
Total assets	$85,912,516

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$8,353,412
Interest bearing demand	17,067,978
Savings	2,884,825
Time	44,137,696
Total deposits	72,443,911
Accrued interest payable and other liabilities	218,436
Total liabilities	72,662,347

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,500,000 shares issued and outstanding	150,000
Additional paid-in capital	14,766,668
Accumulated deficit	(1,645,198)
Accumulated other comprehensive income	(21,301)
Total stockholders’ equity	13,250,169
Total liabilities and stockholders’ equity	$85,912,516

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Interest income
Interest and fees on loans	$989,516	-
Deposits in banks	23,639	-
Federal funds sold	29,271	-
Investment securities	26,330	-
Total interest income	1,068,756	-

Interest expense
Interest bearing deposits	95,465	-
Time deposits	283,390	-
Other interest expense	-	6,045
Total interest expense	378,855	6,045

Net interest income	689,901	(6.045)

Provision for loan losses	152,825	-

Net interest income after provision for loan losses	537,076	(6045)

Other income, service charges and other fees	92,062	-

Other expense
Salaries and benefits	408,178	168,600
Net occupancy and equipment expense	84,829	26,442
Other operating expenses	177,222	64,385
Total other expense	670,229	259,427

Net loss	$(41,091)	(265,472)

Basic loss per share	$(.03)	(.18)

Weighted average number of shares	1,500,000	1,500,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Net loss	$(41,091)	(265,472)
Other comprehensive loss, net of tax of $13,055, consisting of unrealized losses on investment securities available-for-sale	(18,690)	-
Comprehensive loss	$(59,781)	(265,472)

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net loss	$(41,091)	(265,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,070	3,047
Provision for loan loss	152,825	-
Increase in interest receivable	(27,448)	-
Increase in interest payable and other liabilities	93,937	-
Other operating activities, net	(39,261)	111,598
Net cash used by operating activities	188,032	(150,827)

Cash flows from investing activities:
Proceeds from investment securities called or matured	2,000,000	-
Purchases of investment securities	(2,097,740)
Purchases of other investments	(36,000)	-
Net increase in loans	(12,226,087)	-
Purchase of land and fixed assets	(54,276)	(326,865)
Net cash used by investing activities	(12,414,103)	(326,865)

Cash flows from financing activities:
Net increase in deposits	19,719,279	-
Change in line of credit	-	486,730
Deferred offering expenses	-	(8,223)
Net cash provided by financing activities	19,719,279	478,507

Net change in cash and cash equivalents	7,493,208	815

Cash and cash equivalents at beginning of the year	6,669,141	1,507

Cash and cash equivalents at end of year	$14,162,349	2,322

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(18,690)	-

Supplemental information: Interest paid	$378,855	6,045

    See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

Notes to Financial Statements

(1)

Organization

Allied Bancshares, Inc. (the “Company”), a bank holding company, owns  100% of the outstanding common stock of First National Bank of Forsyth County (the “Bank”), a bank operating in Forsyth and Hall counties in Georgia.  During the first and second quarters of 2004, the Company raised $14,916,668, net of offering expenses of $83,332, through the sale of 1,500,000 shares of its $.10 par value common stock at $10.00 per share.  The Company used $10,000,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank.  The organizers of the Bank filed an application to organize the Bank with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation and upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on April 5, 2004.

Operations through April 4, 2004 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation.  All expenditures by the organizers are considered expenditures of the Company.

In connection with the Company’s formation and initial offering, the Company issued 287,142 warrants to purchase its common stock to the organizers.  The warrants allow each holder to purchase one additional share of common stock at $10 per share. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering and expire ten years after the date of grant.  During the period the Board of Directors approved the 2004 Stock Option Plan for eligible employees.  Under the Plan 200,000 shares have been reserved for stock option grants to officers and other key employees.

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

(4)

Stock Option Plan

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant.  The options granted become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009.  Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. A total of 1,000 options were granted in the first quarter of 2005.  Options granted under the 2004 Stock Option Plan total 110,500 shares at March 31, 2005 and represents all of the stock options issued to date.

(4)

Stock Compensation Plan

At March 31, 2005, the Company had a stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation in 2004, to stock–based employee compensation.

The calculated fair value of options granted is $3.19 and is based a risk free interest rate of 4%, dividend yield of 0% and was computed based on the minimum value method

Three Months Ended March 31, 2005
Net income, as reported	$ (41,091)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,487)
Proforma net income	(58,578)

Earnings per share:
Basic – as reported	$ (.03)
Basic – proforma	(.04)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the three months ended March 31, 2005.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.

OVERVIEW

The results for the first quarter of 2005 were highlighted by continued strong growth in earning assets funded by a similar growth in deposits.  The Company has seen a steady expansion of loans, deposits, and customer base in its Forsyth and Hall county market areas during its almost one year of operation due to successful business development efforts and strong economic growth in the markets served .

FINANCIAL CONDITION

As of March 31, 2005, the Company had total assets of $85.9 million, an increase of $19.7 million or 30%, from December 31, 2004.  Deposit growth of $19.7 million during the quarter was invested primarily in the interest earning asset categories of loans, interest bearing deposits in other banks, and federal funds sold.  Total equity remained essentially unchanged at $13.3 million during the quarter.

The Bank’s loan portfolio increased by $12.2 to $64.6 million at March 31, 2005.  New loan production remained strong in its Forsyth and Hall county markets. The loan to deposit ratio was 89% as of March 31, 2005 compared to 92% at December 31, 2004.   At March 31, 2005, approximately 67% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds. The Company strives to mitigate interest rate risk by emphasizing variable rate loans in its lending activities.  At March 31, 2005, approximately 78% of the loan portfolio was prime-based variable rate loans.

At March 31, 2005, cash and cash equivalents totaled $14.2 million, an increase of $7.5 million from December 31, 2004.  Investment securities totaled $3.0 million, consisting of securities classified as available for sale.  Cash, cash equivalents and investment securities represent the Bank’s main sources of short term liquidity for funding loans and as well as a source of earnings enhancement.  The liquidity is viewed as sufficient to support the current operating needs and growth opportunities of the bank.

Total deposits at March 31, 2005 were $72.4 million, an increase of $19.7 million or 37% from $52.7 million at December 31, 2004.  The deposit mix at March 31, 2005 was as follows: $8.3 million (11% of total deposits) in noninterest bearing demand deposits; $17.1 million (24% of total deposits) in interest checking accounts; $2.9 million (4% of total deposits) in savings accounts; and $44.1 million (61% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits. Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.  In a rising rate environment, such as that which has prevailed in recent quarters, the cost of funds will increase in future periods, as will the yield on earning assets.

RESULTS OF OPERATIONS

The Company experienced a net loss of $41,091 or $.03 per share for the three months ended March 31, 2005, compared to a net loss of $265,472 or $.18 per share for the same period in 2004.  At March 31, 2005, the accumulated deficit was $1,645,198.  Results in the first quarter of 2005 are from the operation of the Bank, while results in the first quarter of 2004 relate to expenses incurred in organizing the Company and Bank.  These activities included the preparation and filing of applications with the OCC and the FDIC to charter the Bank and receive Federal Deposit Insurance, preparing a Prospectus and filing a Registration Statement with the Securities and Exchange Commission, selling the common stock, hiring personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening.

Because the Company was in the organization stage and the Bank did not begin its operations until April 5, 2004, it had limited operations from which to generate revenues.  As a result, period-to-period comparisons of the Company’s results of operations are not meaningful and are not presented in this report.

NET INTEREST INCOME

For the three months ended March 31, 2005, interest and fee income from earning assets was $1,068,756, which represented a yield on earning assets of 6.11%.  Interest expense totaled $378,855 for the three months ended March 31, 2005 and represented a cost of interest-bearing liabilities of 2.73%.  Net interest income was $689,901 for the three months ended March 31, 2005.  The net interest spread was 3.38% for the same period.  The net interest margin, which takes into the account the benefit from non-interest bearing liabilities, was 3.94% for the first quarter of 2005.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  The provision for loan losses increased by $152,825 during the first quarter of 2005 to $808,123, which represents 1.25% of total loans outstanding.  The amount provided is due entirely to loan growth and management’s assessment of inherent risk in the loan portfolio.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and a timely identification of potential credit problems.  The evaluation of the collectability take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and the review of specific problem loans.  Due to the limited operating history of the Bank, the provision for loan losses has been primarily as a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.  Management does not allocate the allowance for loan losses to specific categories of loans, but evaluates the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on an estimate of the potential loss that is generally based on historical losses and/or collateral deficiencies.  Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type.  A combination of these results is compared monthly to the recorded allowance for loan losses, and material losses are adjusted by increasing or decreasing the provision for loan losses.  An independent third-party loan review is used to challenge and validate the loan grading system and to provide additional analysis in determining the adequacy of the loan loss provisions.   As of March 31, 2005, the Company did not have any loans 30 days or more past due or any charge-offs to date.

OTHER INCOME

For the three months ended March 31, 2005, other operating income totaled $92,062, consisting of service charges and other fees, primarily mortgage loan fees.

OTHER EXPENSES

For the three months ended March 31, 2005, other operating expenses totaled $670,229.  These expenses consisted primarily of salaries and benefits, occupancy and equipment expenses, data processing fees, and fees for other outside services.

The Company has recorded no provision for income taxes due to the cumulative net operating losses incurred to date.

OFF-BALANCE SHEET RISKS

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At March 31, 2005, the Bank had issued commitments to extend credit of $11,739,000 and letters of credit of $275,000 through various types of commercial lending arrangements at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on the Company’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

CAPITAL

The Company raised $14,917,000 net of offering expenses of $83,000 in 2004.  The Company used these funds to purchase 100% of the shares of the Bank for $10,000,000 and for working capital.  The Company believes this amount will be sufficient to fund the activities of the Bank until it can generate sufficient income from operations to fund its activities on an ongoing basis.  There can be no assurance, however, that the Company will achieve any particular level of profitability.  At March 31, 2005, total shareholders’ equity was $13,250,000 consisting of $14,917,000 in capital offset by an accumulated deficit of $1,645,000 and unrealized loss on available for sale securities, net of tax, of $22,000.

The following tables present the Bank’s regulatory capital position at March 31, 2005:

Risk Based Capital Ratios
Tier 1 Tangible Capital, Actual	12.60%
Tier 1 Tangible Capital Minimum Requirement	8.00%
Excess	4.60%

Total Capital, Actual	13.73%
Total Capital, Minimum Requirement	8.00%
Excess	5.73%

Leverage Ratio
Tier 1 – Tangible Capital to Adjusted Total Assets, Actual	11.98%
Minimum Leverage Requirement	4.00%
Excess	7.98%

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that have materially effected, or likely to materially effect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1) --	--
3.2	Bylaws(1) --	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement(4)	--
31	Rule 13a-14(a)/15d-14(a) Certifications	13
32	Section 1350 Certifications	15

_______________________________

* Indicates a compensatory plan or contract.

(1)  Previously filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on October 3, 2003.

(2)  Previously filed as an exhibit to the registrant’s Amendment No. 1 to Registration  Statement on Form SB-2 (Registration No. 333-109462), as filed with the SEC on December 4, 2003.

(3)  Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004 (SEC File No. 333-109462).

(4)  Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 333-109462).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005 Date: May 13, 2005	ALLIED BANCSHARES, INC. By: s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.