Form 10QSB
period 2005-06-30
ALLIED BANCSHARES INC
filed 2005-08-15
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

Commission File Number 000-51269

ALLIED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	92-0184877
(State of Incorporation)	(I.R.S. Employer Identification No.)

1700 Market Place Boulevard, Cumming, GA	30041
(Address of principal executive offices)	(Zip Code)

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

Common stock, $.10 par value per share: 1,500,000 shares

issued and outstanding as of August 4, 2005.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

JUNE 30, 2005

Assets
Cash and due from banks	$3,476,281
Federal funds sold	4,066,000
Interest-bearing deposits in banks	12,105,985
Total cash and cash equivalents	19,648,266

Investment securities	2,080,224
Other investment	896,292
Loans, net	74,778,017
Premises and equipment, net of depreciation	3,690,212
Other assets	418,526
Total assets	$101,511,537

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$5,402,257
Interest bearing demand	23,227,249
Savings	2,902,803
Time	56,282,253
Total deposits	87,814,562
Accrued interest payable and other liabilities	390,771
Total liabilities	88,205,333

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,500,000 shares issued and outstanding	150,000
Additional paid-in capital	14,766,668
Accumulated deficit	(1,603,379)
Accumulated other comprehensive income	(7,085)
Total stockholders’ equity	13,306,204
Total liabilities and stockholders’ equity	$101,511,537

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2005

Three Months Ending June 30	Six months Ending June 30

	2005	2004	2005	2004
Interest income
Interest and fees on loans	$1,282,872	242,791	2,272,388	242,791
Deposits in banks	58,031	41,735	81,670	41,735
Federal funds sold	47,513	16,337	76,784	16,337
Investment securities	23,986	13,393	50,316	13,393
Total interest income	1,412,402	314,256	2,481,158	314,256

Interest expense
Interest bearing deposits	138,693	27,894	234,159	27,894
Time deposits	422,998	43,746	706,389	43,746
Total interest expense	561,693	71,640	940,548	71,640

Net interest income	850,709	242,616	1,540,610	242,616

Provision for loan losses	138,434	261,647	291,259	261,647

Net interest income (expense) after provision for loan losses	712,275	(19,031)	1,249,351	(19,031)

Other income, service charges and other fees	50,450	5,240	142,512	5,240

Other expense
Salaries and benefits	464,689	338,159	872,867	506,759
Net occupancy and equipment expense	103,428	59,767	188,257	91,581
Other operating expenses	152,791	74,721	330,013	139,779
Total other expense	720,908	472,647	1,391,137	738,119

Net earnings (loss)	$41,817	(486,438)	727	(751,910)

Basic and diluted earnings (loss) per share	$.03	(.32)	.00	(.50)

Weighted average number of shares	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2005

	Three Months Ending June 30	Six months Ending June 30
	2005	2004	2005	2004
Net earnings (loss)	$41,817	(486,438)	727	(751,910)
Other comprehensive income (loss):
Unrealized losses on investment securities available-for-sale	22,929	(18,794)	(7,217)	(18,794)
Associated tax benefit	8,713	7,142	2,742	7,142
Other comprehensive income (loss)	14,216	(11,652)	(4,475)	(11,652)
Comprehensive income (loss)	$56,033	(498,090)	(3,748)	(763,562)

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$727	(751,910)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,143	20,337
Provision for loan loss	291,259	261,647
Increase in interest receivable	(84,304)	(100,203)
Increase in interest payable and other liabilities	242,336	53,801
Other operating activities, net	(25,962)	(75,736)
Net cash used by operating activities	541,199	(592,064)

Cash flows from investing activities:
Proceeds from investment securities called or matured	3,000,000	-
Purchases of investment securities	(2,097,740)	(3,057,231)
Purchases of other investments	(36,000)	(764,892)
Net increase in loans	(23,300,754)	(20,031,776)
Purchase of land and fixed assets	(217,509)	(1,434,661)
Net cash used by investing activities	(22,652,003)	(25,288,560)

Cash flows from financing activities:
Net increase in deposits	35,089,930	20,292,779
Issuance of stock		14,999,990
Change in line of credit		(488,196)
Deferred offering expenses		(8,223)
Net cash provided by financing activities	35,089,930	34,796,350

Net change in cash and cash equivalents	12,979,126	8,915,726

Cash and cash equivalents at beginning of the period	6,669,140	1,507

Cash and cash equivalents at end of period	$19,648,266	8,917,233

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(4,475)	(11,652)

Supplemental information: Interest paid	$940,547	77,685

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

(4)

Stock Option Plan

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant.  The options granted become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009.  Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. A total of 10,000 options were granted in the second quarter of 2005 at an exercise price of $12.00 per share.  Options granted under the 2004 Stock Option Plan total 120,500 shares at June 30, 2005.

(5)       Stock Compensation Plan

At June 30, 2005, the Company had a stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation in 2004, to stock–based employee compensation.

The calculated fair value of the 10,000 options granted during the second quarter of 2005 is $4.02 and is based a risk free interest rate of 4%, dividend yield of 0% and was computed based on the minimum value method.

Six Months Ended June 30, 2005
Net income, as reported	$ 727
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,259)
Proforma net income	(36,532)

Earnings per share:
Basic – as reported based on 1,500,000 shares	$ (.02)
Basic – proforma based on 1,567,940 shares	(.02)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the six months ended June 30, 2005.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.  Because the Company was in the organization stage until the Bank began its operations on April 5, 2004, 2005 – 2004 period-to-period comparisons of the Company’s financial results are not meaningful and are not presented in this report.

OVERVIEW

The results for the first six months of 2005 were highlighted by continued strong growth in earning assets funded by a similar growth in deposits.  The Company has seen a steady expansion of loans, deposits, and customer base in its Forsyth County and Hall County market areas during its almost fifteen months of operation due to successful business development efforts and strong economic growth in the markets served.

FINANCIAL CONDITION

As of June 30, 2005, the Company had total assets of $101.5 million, an increase of $15.6 million or 18%, from March 31, 2005 and $35.3 million or 53% from December 31, 2004.  Deposits totaled $87.8 million at June 30, 2005.  Deposits increased $15.4 million or 21% during the quarter ending June 30, 2005 and $35.1 million for the first six months of 2005.  Deposit growth was primarily invested in the earning asset categories of loans and interest bearing deposits in other banks.  Cash and cash equivalents consisting of cash on hand, due from other banks, federal funds and interest-bearing deposits in other banks totaled $19.6 million at June 30, 2005.   Total equity remained essentially unchanged at $13.3 million at June 30, 2005. The Bank achieved month-to-month profitability for the first time in the second quarter, slightly exceeding the losses incurred in the first quarter by $727.

The Bank’s loan portfolio was $75.7 million at June 30, 2005, an increase of $11.1 million from March 31, 2004 balance of $64.6 million and $21.3 million from the December 31, 2004 balance of $54.4 million. The loan to deposit ratio was 86% as of June 30, 2005 compared to 89% at March 31, 2005.   At June 30, 2005, approximately $65.4 million or 86% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds. The Company strives to mitigate interest rate risk by emphasizing variable rate loans in its lending activities.  At June 30, 2005, approximately 77% of the loan portfolio was prime-based, variable rate loans.

At June 30, 2005, cash and cash equivalents totaled $19.6 million, an increase of $5.4 million from March 31, 2005.  Investment securities totaled $2.0 million, consisting of securities classified as available for sale.  Cash, cash equivalents and investment securities represent the Bank’s main sources of short term liquidity for funding loans and as well as a source of earnings enhancement. In the current rising interest rate environment, management has elected to minimize investment in fixed rate investment securities which will decline in value if interest rates rise as widely expected.  Management has opted to place funds in short-term instruments such as federal funds and interest bearing deposits in banks which provide daily liquidity.  The liquidity is viewed as sufficient to support the current operating needs and growth opportunities of the bank. In addition, the Bank can access national markets for deposits to supplement deposit generation in local markets.

Total deposits at June 30, 2005 were $87.8 million, an increase of $15.4 million or 21% from $72.4 million at March 31, 2005.  The deposit mix at June 30, 2005 was as follows: $5.4 million (6% of total deposits) in noninterest bearing demand deposits; $23.2 million (26% of total deposits) in interest checking accounts; $2.9 million (3% of total deposits) in savings accounts; and $56.3 million (65% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits. Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.

RESULTS OF OPERATIONS

The Company generated earnings of $727 for the six month period ending June 30, 2005, compared to a net loss of $751,910 for the same period in 2004.  During the quarter the Company achieved monthly profitability for the first time.  At June 30, 2005, the accumulated deficit was $1,603,379.   As stated above, results in the first half of 2005 are from the operation of the Bank, while results in the first half of 2004 partially reflect expenses incurred in organizing the Company and the Bank.  As a result, period-to-period comparisons of 2005 versus 2004 are not meaningful and are not provided herein.

NET INTEREST INCOME

For the six months ended June 30, 2005, interest and fee income from earning assets was $2,481,157, which represented a yield of 6.29% on average earning assets during the period of $78,933,807.  Interest expense totaled $940,547 for the six months ended June 30, 2005 and represented a cost of 2.91% on average interest-bearing liabilities of $64,630,845 during the same period.  Net interest income was $1,540,610 for the six months ended June 30, 2005.  The net interest spread was 3.38% for the same period.  The net interest margin, which takes into the account the benefit from non-interest bearing liabilities, was 3.90% for the first half of 2005.  The net interest spread for the quarter ending March 31, 2005 was 3.38% and the net interest margin was 3.94%.  The Company’s net interest income has benefited from a high percentage of variable rate loans and short term investments that have repriced faster than deposits, as interest rates have increased due to Federal Reserve policy.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  The provision for loan losses increased by $291,259 during the first half of 2005 to $946,557, which represents 1.25% of total loans outstanding.  The amount provided is due entirely to loan growth and management’s assessment of inherent risk in the loan portfolio.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and a timely identification of potential credit problems.  The evaluation of the collectability take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and the review of specific problem loans.  Due to the limited operating history of the Bank, the provision for loan losses has been primarily as a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.  Management does not allocate the allowance for loan losses to specific categories of loans, but evaluates the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on an estimate of the potential loss that is generally based on loan loss reserve policy.  Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type.  A combination of these results is compared monthly to the recorded allowance for loan losses, and material losses are adjusted by increasing or decreasing the provision for loan losses.  An independent third-party loan review is used to challenge and validate the loan grading system and to provide additional analysis in determining the adequacy of the loan loss provisions.   As of June 30, 2005, the Company had no loans classified for regulatory purposes as loss, doubtful, substandard or potential problem loans.  No loans were 30 days or more past due and the Company has not charged off any loans since opening.

OTHER INCOME

Other income consists of non-interest income, primarily service charges on deposit accounts, customer service fees related to processing a variety of banking transactions and mortgage loan origination fees.  For the six months ended June 30, 2005, other operating income totaled $142,512. Mortgage origination fees of $58,654 and service charge income of $31,890 were the primary contributors to non-interest income earned during the first half of 2005.

OTHER EXPENSES

Other expenses consist of non-interest expenses related to the operation of the business.  For the six months ended June 30, 2005, other operating expenses totaled $1,391,137.  Personnel expenses of $872,257 related to the Bank’s 24 employees at June 30, 2005 represented 63% of total non-interest expenses.  Occupancy and equipment expenses of $188,257 represented 14% of other expenses. Other expenses of $330,013 consisted primarily of fees for outside services (such as data processing, legal, accounting and audit services) of $134,444 and regulatory fees of $25,928.

The Company has not recorded a provision for income taxes because of the cumulative net operating losses incurred to date.

OFF-BALANCE SHEET RISKS

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities to meet the financing needs of its customers.  These commitments are legally binding agreements to extend credit to the Bank’s customers at predetermined interest rates for a specified period of time.  At June 30, 2005, the Bank had issued commitments to extend credit of $10,047,749 and has issued letters of credit of $508,050 through various types of commercial lending arrangements at variable rates.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.  The same credit policies used in on-balance sheet instruments are used in making commitments and conditional obligations.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.

CAPITAL

The Company raised $14,917,000 net of offering expenses of $83,000 in 2004.  The Company used these funds to initially purchase 100% of the shares of the Bank for $10,000,000 and for working capital.  During the quarter ended June 30, 2005, the Company injected another $3,400,000 into the Bank.  This was done to support the increased assets of the Bank and to provide capital for continued growth within regulatory capital guidelines.  At June 30, 2005, total shareholders’ equity was $13,306,000 consisting of $14,916,000 in capital offset by an accumulated deficit of $1,603,000 and unrealized loss on available for sale securities, net of tax, of $7,000.

The additional capital contributed to the Bank in May 2005 are reflected in improved capital ratios at June 30, 2005, notwithstanding the growth in earning assets during the period.   The following tables present the Bank’s regulatory capital position at June 30, 2005:

Risk Based Capital Ratios
Tier 1 Capital, Actual	14.78%
Tier 1 Capital Minimum Requirement	8.00%
Excess	6.78%

Total Risk Based Capital, Actual	15.90%
Total Risk Based Capital, Minimum Requirement	8.00%
Excess	7.90%

Leverage Ratio
Tier 1 – Capital to Adjusted Total Assets, Actual	13.40%
Minimum Leverage Requirement	4.00%
Excess	9.40%

These ratios are expected to decline as asset growth continues, but will exceed regulatory minimum requirements.  Anticipated future earnings without dividend payments will contribute to keeping the Bank’s capital ratios at satisfactory levels.  Based on the Bank’s Tier 1 capital of $12,462,000 at June 30, 2005 and average total assets of $93,031,000 for the quarter ending June 30, 2005, approximately $63 million of additional earning assets with a 100% risk weighting could be supported at the 8% minimum capital ratio for Tier 1 capital.

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that have materially effected, or likely to materially effect, the Company’s internal control over financial reporting.

Part II

OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

On April 20, 2005, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing as director those persons listed in the Company’s March 20, 2005 proxy statement, and (b) approval of the Allied Bancshares, Inc. 2004 Stock Option Plan, (c) approval of the Allied Bancshares, Inc. Stock Warrant Plan, and (d) ratifying the appointment of Porter Keadle Moore, LLP.

Peter L. Gatti, Jim P. Meadows, and John S. (Trip) Martin, III, the nominees of the Board of Directors, were elected directors to serve another term.  Andrew K. Walker, Carl E. Hansson, Jackson P. Turner, Brent H. Baker, and Charles Y. Allgood are the other directors of the Company and their terms of office continued after the meeting.

Nominees	Votes Cast For	Votes Withheld
Peter L. Gatti	907,891	4,750
Jim P. Meadows	907,891	4,750
John S. (Trip) Martin, III	907,891	4,750

The Allied Bancshares, Inc. 2004 Stock Option Plan received the requisite number of affirmative votes required for approval.  Of the 885,623 shares of the Company voted at the meeting, the vote was as follows:  846,748 shares voted for, 29,625 voted against, and 9,250 abstained.

The Allied Bancshares, Inc. Stock Warrant Plan received the requisite number of affirmative votes required for approval.  Of the 885,623 shares of the Company voted at the meeting, the vote was as follows:  838,948 shares voted for, 35,375 voted against, and 11,300 abstained.

The appointment of independent auditors also received the requisite number of affirmative votes required for approval pursuant to the bylaws of the Company.  Of the 1,500,000 outstanding shares of the Company, the vote was as follows: 906,791 shares voted for, 1,750 voted against, and 4,100 abstained.

PART II.  OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1) --	--
3.2	Bylaws(1) --	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement(4)	--
31	Rule 13a-14(a)/15d-14(a) Certifications	14
32	Section 1350 Certifications	16

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

Date: August 15, 2005 Date: August 15, 2005	ALLIED BANCSHARES, INC. By: s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.