Form 10QSB
period 2005-09-30
ALLIED BANCSHARES INC
filed 2005-11-14
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Common stock, $.10 par value per share: 1,502,000 shares

issued and outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

SEPTEMBER 30, 2005

Assets
Cash and due from banks	$2,377,643
Federal funds sold	9,356,274
Interest-bearing deposits in banks	654,596
Total cash and cash equivalents	12,388,513

Investment securities	4,022,587
Other investment	896,292
Loans, net	88,495,030
Premises and equipment, net of depreciation	3,668,485
Other assets	521,222
Total assets	$109,992,129

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$6,805,927
Interest bearing demand	26,171,948
Savings	2,744,812
Time	60,255,096
Total deposits	95,977,783
Accrued interest payable and other liabilities	514,241
Total liabilities	96,492,024

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,502,000 shares issued and outstanding	150,200
Additional paid-in capital	14,786,468
Accumulated deficit	(1,411,210)
Accumulated other comprehensive income	(25,353)
Total stockholders’ equity	13,500,105
Total liabilities and stockholders’ equity	$109,992,129

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2005

Three Months Ending September 30	Nine Months Ended September 30, 2005 and the Period from Inception Through September 30, 2004

	2005	2004	2005	2004
Interest income
Interest and fees on loans	$1,636,688	464,531	3,909,076	707,322
Deposits in banks	48,611	19,492	130,281	61,227
Federal funds sold	60,580	10,749	137,364	27,086
Investment securities	30,462	16,369	80,778	29,762
Total interest income	1,776,341	511,141	4,257,499	825,397

Interest expense
Interest bearing deposits	168,528	59,027	402,687	86,921
Time deposits	524,100	68,287	1,230,489	112,033
Other borrowed funds	362	-0-	362	-0-
Total interest expense	692,990	127,314	1,633,538	198,954

Net interest income	1,083,351	383,827	2,623,961	626,443

Provision for loan losses	173,633	193,646	464,892	455,293

Net interest income after provision for loan losses	909,718	190,181	2,159,069	171,150

Other income, service charges and other fees	82,253	12,878	224,766	18,118

Other expense
Salaries and benefits	513,518	323,449	1,386,385	830,208
Net occupancy and equipment expense	109,910	80,804	298,168	129,471
Other operating expenses	176,373	114,739	506,386	297,432
Total other expense	799,801	518,992	2,190,939	1,257,111

Net earnings (loss)	$192,170	(315,933)	192,896	(1,068,743)

Basic and diluted earnings (loss) per share	$.13	(.21)	.13	(.71)

Weighted average number of shares	1,500,261	1,500,000	1,500,088	1,500,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2005

	Three Months Ending September 30	Nine months Ending September 30
	2005	2004	2005	2004
Net earnings (loss)	$192,170	(315,933)	192,896	(1,067,743)
Other comprehensive income (loss):
Unrealized losses on investment securities available-for-sale	(29,465)	(9,627)	(36,682)	(9,627)
Associated tax benefit	11,197	3,658	13,939	3,658
Other comprehensive loss	(18,268)	(5,969)	(22,743)	(5,969)
Comprehensive income (loss)	$173,902	(321,902)	170,153	(1,073,712)

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net earnings	$192,896	(1,067,843)

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	181,053	41,766
Provision for loan loss	464,892	455,293
Increase in interest receivable	(146,840)	(131,813)
Increase in interest payable and other liabilities	368,277	65,739
Other operating activities, net	(66,122)	(97,351)
Net cash provided by (used in) operating activities	994,156	(734,207)

Cash flows from investing activities:
Proceeds from investment securities called or matured	3,021,257	-0-
Purchases of investment securities	(4,094,150)	(3,034,940)
Purchases of other investments	(36,000)	(765,392)
Net increase in loans	(37,191,399)	(35,826,863)
Purchase of land and fixed assets	(247,641)	(2,581,916)
Net cash used in investing activities	(38,547,933)	(42,209,111)

Cash flows from financing activities:
Net increase in deposits	43,253,151	34,650,045
Issuance of stock	-0-	14,999,990
Exercise of options	20,000	-0-
Change in line of credit	-0-	(488,196)
Deferred offering expenses	-0-	(8,223)
Net cash provided by financing activities	43,273,151	49,153,616

Net change in cash and cash equivalents	5,719,374	6,210,298

Cash and cash equivalents at beginning of the period	6,669,140	1,507

Cash and cash equivalents at end of period	$12,388,514	6,211,805

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$22,743	5,969

Supplemental information: Interest paid	$1,633,537	34,485

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

(2)    Acceleration of vesting of warrants

          On July 20, 2005, the Company approved the acceleration of vesting of all outstanding unvested stock warrants with an exercise price of $10.00 per share previously awarded to its directors under the Company's equity compensation plans. The acceleration of vesting is effective for warrants outstanding as of July 20, 2005. Warrants to purchase an aggregate of 287,143 shares of common stock have been accelerated. The exercise price of the accelerated warrants is $10.00.  Under the recently issued Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" ("FAS 123R"), the Company will be required to apply the expense recognition provisions under FAS 123R beginning January 1, 2006. The Company believes that accelerating the vesting of the identified warrants will reduce the Company's compensation charges in subsequent periods. There was no impact on the quarter ended September 30, 2005 since, on the modification date, the exercise price of the modified warrants exceeded management’s estimate of the fair value of the common stock.

(3)     Basis of Presentation

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

(4)

   Earnings (Loss) Per Share

Basic earnings per share are based on the number of shares issued by the Company in its initial public offering of 1,500,000 shares, while the effects of potential shares outstanding during the period are included in diluted earnings per share.

(5)

Stock Option Plan

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant.  The options granted become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009.  Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors.  A total of 13,500 options were granted in the third quarter of 2005 at an exercise price of $14.00 per share and 2,000 shares were exercised during the quarter.  Unexercised options granted under the 2004 Stock Option Plan total 132,000 shares at September 30, 2005.

(6)       Stock Compensation Plan

At September 30, 2005, the Company had a stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation in 2004, to stock–based employee compensation.

The calculated average fair value of the 13,500 options granted during the third quarter of 2005 is $4.72 and is based a risk free interest rate of 4.29%, dividend yield of 0% and was computed based on the minimum value method.

Nine Months Ended September 30, 2005
Net income, as reported	$192,896
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	56,333
Proforma net income	136,563

Earnings per share:
Basic and diluted – as reported	$.13
Basic and diluted – proforma	$.09

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the nine months ended September 30, 2005.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.  Because the Company was in the organization stage until the Bank began its operations on April 5, 2004, period-to-period comparisons for 2005 and 2004 do not reflect the same operating periods.

Forward-Looking Statement

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s other filings with the Securities and Exchange Commission.

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company’s financial statements. Financial results could differ significantly if different judgments or estimates are applied. There have been no changes to these policies since December 31, 2004. For further explanation of these policies, please refer to Management’s Discussion and Analysis portion of the 10-KSB for the year ended December 31, 2004.

Overview

The results for the first nine months of 2005 were highlighted by strong growth in earning assets funded by a similar growth in deposits.  The Company has experienced a steady expansion of loans, deposits, and customer base in its Forsyth County and Hall County market areas during its almost eighteen months of operation due to successful business development efforts and strong economic growth in the markets served.

Financial Condition

As of September 30, 2005, the Company had total assets of $110.0 million, an increase of $8.5 million or 8%, from June 30, 2005 and $43.8 million or 66% from December 31, 2004. These assets consisted principally of 12.4 million in cash and cash equivalents, $4.9 million in securities and other investments, $88.5 million in net loans and $3.7 million in premises and equipment.

The Company had total deposits of $96.0 million at September 30, 2005, an increase of $43.3 million (82%) from December 31, 2004.  The accumulated deficit at September 30, 2005 was $1.4 million and total shareholders’ equity was $13.5 million at September 30, 2005.

The Bank’s gross loan portfolio of $89.6 million at September 30, 2005, represented an increase of $13.9 million from June 30, 2005 and $35.2 million from December 31, 2004.  The loan-to-deposit ratio was 93% at September 30, 2005 compared to 86% at June 30, 2005.   At September 30, 2005, approximately $79.3 million or 86% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds.  At September 30, 2005, approximately 76% of the loan portfolio was prime-based, variable rate loans.

Cash, cash equivalents and federal funds sold of $12.4 million and investment securities of $4.0 million classified as available for sale represent the Bank’s main sources of short term liquidity as well as a source of earnings enhancement. In the current rising interest rate environment, management has elected to minimize investment in fixed-rate, longer-term investment securities which will decline in value if interest rates continue to rise as widely expected.  Management has opted to place funds in short-term instruments such as federal funds and interest bearing deposits in banks which provide daily liquidity and satisfactory yields.

Total deposits at September 30, 2005 of $96.0 million reflected a deposit mix as follows: $6.8 million (7% of total deposits) in noninterest bearing demand deposits; $26.2 million (27% of total deposits) in interest checking accounts; $2.7 million (3% of total deposits) in savings accounts; and $60.2 million (63% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits. Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.

Results of Operations

The Company had net earnings of $192,170 and $192,896 for the three and nine months ended September 30, 2005, compared to a net loss of $315,933 and $1,068,743, respectively, for the same periods in 2004.  The Company achieved month to month profitability in the second quarter 2005. The increase in earnings for the third quarter 2005 compared to 2004 is primarily attributable to the increase in net interest income after provision for loan losses of $719,537 resulting from the growth of the Bank’s loan and deposit portfolios.  Results for the nine months ended September 30, 2005 and 2004 are not comparable because the Bank did not begin operations until April 5, 2004.

Net Interest Income

For the nine months ended September 30, 2005, interest and fee income from earning assets was $4,257,000, which represented a yield of 6.60% on average earning assets during the period of $86,255,000.  Interest expense totaled $1,634,000 for the nine months ended September 30, 2005 and represented a cost of 3.03% on average interest-bearing liabilities of $71,962,000 during the same period.  Net interest income was $2,623,961 for the nine months ended September 30, 2005.  The net interest spread was 3.56% for the same period.  The net interest margin, which takes into the account the benefit from non-interest bearing liabilities, was 4.07% for the first nine months of 2005.  The net interest spread for the quarter ending September 30, 2005 was 3.70% and the net interest margin was 4.26%.  The Company’s net interest income has benefited from a high percentage of variable rate loans and short term investments that have repriced faster than deposits, as short-term interest rates increased due to Federal Reserve policy.

Provision and Allowance for Loan Losses

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  The provision for loan losses increased by $465,000 during the first nine months of 2005 to $1,120,000, which represents 1.25% of total loans outstanding.  The amount provided is due entirely to loan growth and management’s assessment of inherent risk in the loan portfolio.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and a timely identification of potential credit problems.  The evaluation of the collectability considers such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and the review of specific problem loans.  Due to the limited operating history of the Bank, the provision for loan losses has been primarily a result of management’s assessment of general loan loss risk for banks of similar size and operating history.  Management does not allocate the allowance for loan losses to specific categories of loans, but evaluates the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on an estimate of the potential loss that is generally based on loan loss reserve policy.  Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type.  A combination of these results is compared monthly to the recorded allowance for loan losses, and material losses are adjusted by increasing or decreasing the provision for loan losses.  An independent third-party loan review validates the loan grading system and provides additional analysis in determining the adequacy of the loan loss provisions.   As of September 30, 2005, the Company had no loans classified for regulatory purposes as loss, doubtful, substandard or potential problem loans.  No loans were 30 days or more past due and the Company has not charged off any loans since opening.

Other Income

Other income consists of non-interest income, primarily service charges on deposit accounts, customer service fees related to processing a variety of banking transactions and mortgage loan origination fees.  For the nine months ended September 30, 2005, other operating income totaled $225,000. Mortgage origination fees of $107,000 and service charge income of $55,000 were the primary contributors to non-interest income earned during the first nine months of 2005.

Other Expenses

Other expenses consist of non-interest expenses related to the operation of the business.  For the nine months ended September 30, 2005, other operating expenses totaled $2,190,939.  Personnel expenses of $1,386,385, related to the Bank’s 24 employees at September 30, 2005, represented 63% of total non-interest expenses.  Occupancy and equipment expenses of $298,168 represented 14% of other expenses. For the nine months ended September 30, 2005, other miscellaneous expenses were $506,386, representing 23% of total expenses

The following table presents the other miscellaneous expenses incurred in the normal operation of the Company for the nine months ended September 30, 2005.

Miscellaneous Expenses

2005
Data processing	$112,970
Audits, exam, credit and compliance reviews	72,834
Office supplies, printing and postage	52,738
Insurance and other outside services	37,532
Legal	36,075
Credit related expenses	32,624
Regulatory fees	31,980
Telephone and communications	30,828
Advertising and marketing	30,249
Other	68,556
Total	$506,386

The Company has not recorded a provision for income taxes because of the brevity of its operating life and month-to month profitability has precluded a determination of sustained profitability required for earnings to be reflected after-tax.  Accordingly, all earnings discussed above are pretax.

Off-Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities to meet the financing needs of its customers.  These commitments are legally binding agreements to extend credit to the Bank’s customers at predetermined interest rates for a specified period of time.  At September 30, 2005, the Bank had issued commitments to extend credit of $16,340,000 and has issued letters of credit of $648,000 through various types of commercial lending arrangements at variable rates.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.  The same credit policies used in on-balance sheet instruments are used in making commitments and conditional obligations.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.

Liquidity and Capital Resources

Liquidity management involves the ability to fund customer loan requests and deposit withdrawals. This is accomplished by monitoring and managing loan requests, loan maturities and deposit flows so that cash held in correspondent bank accounts, federal funds sold and interest bearing deposits in other banks are sufficient to meet anticipated demand for immediate funds.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on April 5, 2004. However, we believe the liquidity of the Bank as of September 30, 2005 is adequate to support the cash requirements of our customers.

The Company raised $14,917,000 net of offering expenses of $83,000 in 2004.  The Company used these funds to initially purchase 100% of the shares of the Bank for $10,000,000 and for working capital.  During the second quarter of 2005, the Company injected another $3,400,000 into the Bank.  This was done to support the increased assets of the Bank and to provide capital for continued growth within regulatory capital guidelines.  At September 30, 2005, total shareholders’ equity was $13,500,000 consisting of $14,936,000 in capital offset by an accumulated deficit of $1,411,000 and unrealized loss on available for sale securities, net of tax, of $25,000.

The following tables present the Bank’s regulatory capital position at September 30, 2005:

Risk Based Capital Ratios
Tier 1 Capital, Actual	13.02%
Tier 1 Capital Minimum Requirement	8.00%
Excess	5.02%

Total Risk Based Capital, Actual	14.17%
Total Risk Based Capital, Minimum Requirement	8.00%
Excess	6.17%

Leverage Ratio
Tier 1 – Capital to Adjusted Total Assets, Actual	12.02%
Minimum Leverage Requirement	4.00%
Excess	8.02%

These ratios are expected to decline as asset growth continues, but will exceed regulatory minimum requirements.  In addition, anticipated future earnings will contribute to keeping the Bank’s capital ratios at satisfactory levels.

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2005 that have materially effected, or likely to materially effect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

The following information is required by Item 701(a)-(e) of Regulation S-B.

(1)

Grants of Unregistered Stock Options

(i)

In June, July and September of 2005, the Company issued to certain officers and other key employees of the Company stock options to purchase 23,500 shares of the Company’s common stock.

(ii)

Not applicable [Item 701(c) information].

(iii)

The SEC’s registration statement and prospectus requirements do not apply to the Company’s grant of stock options to the Company’s officers and other key employees because the transactions are exempt from registration under Section 4(2) of the Securities Act.

(iv)

The Company issued the stock options under the terms of its 2004 Stock Option Plan. Each option is exercisable in annual 20% increments beginning December 31, 2005, and 10,000 options have an exercise price of $11.00 per share and 13,500 options have an exercise price of $14.00 per share.

(2)

Exercise of Unregistered Stock Options

(i)

In September, 2005, a key employee exercised her Company stock options and purchased 2,000 shares of the Company’s common stock.

(ii)

Not applicable [Item 701(c) information].

(iii)

The SEC’s registration statement and prospectus requirements do not apply to the the exercise of the stock options by key employee because the transaction was exempt from registration under Section 4(2) of the Securities Act.

Item 6.

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

Date: November 14, 2005 Date: November 14, 2005	ALLIED BANCSHARES, INC. By: s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.