Form 10KSB
period 2005-12-31
ALLIED BANCSHARES INC
filed 2006-03-31
CIK 1259339

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2005	Commission File Number 333-109462

ALLIED BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	92-0184877 (I.R.S. Employer Identification No.)

1700 Market Place Boulevard Cumming, Georgia (Address of principal executive offices)	30041 (Zip Code)

(770) 888-0063 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer:  (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required  to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $6,673,343.

The aggregate market value of the issuer’s  voting stock held by non-affiliates of the issuer as of March 13, 2006, was $27,036,000 based on recent private sales known to the issuer at an average price of $18.00 per share.  There is no established trading market for the issuer’s stock.

The number of shares outstanding of the issuer’s class of common stock, as of March 13, 2006 was 1,502,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:  Certain information set forth in the definitive Proxy Statement to be filed in connection with our Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated herein by reference in Part III of this Form 10-KSB.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business of the Company and the Bank

The Company

Allied Bancshares, Inc. (sometimes referred to as “Allied Bancshares” or the “Company”) was incorporated on June 4, 2003 to organize and serve as the bank holding company for First National Bank of Forsyth County (sometimes referred to as “First National of Forsyth” or the “Bank”).  After receiving all regulatory approvals, Allied Bancshares capitalized the Bank in return for all its outstanding stock.  The Bank opened for business on April 5, 2004.   As of December 31, 2005, the Bank was the sole subsidiary of the Company.

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

The Bank’s lending business consists of loan originations primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings.  We also lend to residential contractors and developers in our market areas.  We attempt to obtain a security interest in real estate whenever possible.  As of December 31, 2005 approximately 90% of our loan portfolio was secured by real estate.  In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

The Bank’s loan portfolio at December 31, 2005, totaled $106.8 million and was comprised as follows:

(Dollars in thousands)	Amount	Percentage of Portfolio
Real estate – mortgage	$60,976	57.1%
Real estate – construction	37,073	34.7
Commercial	4,302	4.0
Consumer and other	4,442	4.2
Total	$106,793	100.0%

The Board of Directors establishes and periodically reviews the Bank’s lending policies and procedures.  There are regulatory restrictions on the dollar mount of loans available for each lending relationship.  National banking regulations provide that no loan relationship may exceed 15% of the sum of the Bank’s Tier 1 capital plus the Allowance for Loan Losses.  The Bank sells participation interests in loans to other banks primarily when a loan exceeds the Bank’s legal lending limit.

The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan deteriorates.

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries, such as private trusts.  Deposits are insured by the FDIC in an amount up to $100,000.

Deposits totaled $113.0 million at December 31, 2005.  The following table sets forth the mix of depository accounts of the Bank as a percentage of total deposits at December 31, 2005:

(Dollars in thousands)	Amount	Percentage of Portfolio
Non-interest bearing demand	$8,265	7.3%
Interest-bearing demand	20,009	17.7
Saving	4,392	3.9
Time deposits	80,355	71.1
Total	$113,021	100.0%

The Bank primarily serves the residents of Cumming and Forsyth County and Gainesville and Hall County, which is adjacent to Forsyth County.   Forsyth County has grown approximately 34.0% since 2000 according to U. S. Census Bureau statistics.  The number of residents in Forsyth County in 2000 was approximately 98,400 persons.  The number of residents in Forsyth County had grown to nearly 131,900 by 2005.  Cumming and

Forsyth County have a diverse economy, including retail, manufacturing, service and agricultural industries.  Cumming also serves as the county seat for Forsyth County, Georgia, with a significant number of residents employed in government.  Cumming, located approximately 40 miles north of Atlanta, Georgia and 23 miles southwest of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85.

Hall County has grown approximately 15.5% since the year 2000 according to U. S. Census Bureau statistics. The number of residents in Hall County in 2000 was about 139,300 persons. The number of residents in Hall County had grown to nearly 160,900 by 2005.  Gainesville and Hall County have a diverse economy, including retail, manufacturing, service and agricultural industries.  Gainesville also serves as the county seat for Hall County, Georgia, with a significant number of residents employed in government. Gainesville, located approximately 50 miles northeast of Atlanta, Georgia and 23 miles northeast of Cumming, Georgia, is situated on Interstate 985 which connects to Interstate 85 north of Atlanta.  The Bank also serves the adjacent counties of Cherokee, Gilmer, Hall, Lumpkin and Pickens.

The Bank is a member of a network of automated teller machines, which permits the Bank’s customers to perform certain transactions throughout the country.

The Bank has correspondent relationships with The Bankers Bank, Atlanta, Georgia and First American Bank, Birmingham, Alabama.  The correspondent banks provide certain services to the Bank, such as investing its excess funds, handling money fund transfers, providing safekeeping of investment securities and furnishing investment management advice on the Bank’s securities portfolio.  The data processing work of the Bank is processed by Fiserv Solutions, Inc. of Norcross, Georgia.

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

Deposits

 Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. Most deposits are obtained from individuals and businesses in the Bank’s market areas.  In addition, the Bank accepts brokered deposits which are funds obtained from depositors outside the Bank’s primary market area through third parties generally at a lower cost than funds of similar maturities can be obtained locally.  The Bank does not solicit deposits by offering depositors rates of interest significantly above rates paid by other competitors.  It also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities, 24-hour automated teller machines, and telephone banking.  During 2005 internet banking was available for the Bank’s customers to use for their online balance inquiry, reviewing transaction history, transferring among accounts, and bill paying.

Other Banking Services

Other banking services include travelers’ checks, direct deposit of payroll and Social Security checks, night depository, ATM cards and debit cards. First National Bank of Forsyth County is associated with one or more nationwide networks of automated teller machines that our customers are able to use throughout the United States. The Bank does not charge its customers for the use of these automated teller machines since the Bank has only two locations. However, other financial institutions may charge our customers for the use of their automated teller machines. The Bank also offers VISA(R) credit card services through a correspondent bank as an agent for the Bank.

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

Securities and Short-Term Investments

After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in securities and short term investments.    The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States.  Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.  It invests excess funds in Federal funds with correspondent banks.  The sale of Federal funds amounts to a short-term loan from the Bank to another bank.  The Bank also deposits excess funds in interest bearing accounts in other banks which provide daily liquidity.

Asset and Liability Management

The Bank’s objective is to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Certain officers are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of deposits from individuals and businesses, directly or through third parties.  Management invests the largest portion of the Bank’s assets in variable rate loans so that the repricing of earning assets is matched against the repricing of deposits to minimize the impact of substantial movements in interest rates on the Company’s earnings.

Employees

As of December 31, 2005, First National Bank of Forsyth County had 25 full-time employees.  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys a satisfactory relationship with employees.   Allied Bancshares does not have any employees who are not also employees of  First National Bank of Forsyth County.

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

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted.  Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules.  Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank’s depositors and perhaps to its other creditors.

Bank Regulation

Allied Bancshares has one subsidiary bank, First National Bank of Forsyth County.  First National of Forsyth is a national bank chartered under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the “OCC”).  The OCC regulates or monitors all areas of a bank’s operations and activities, including reserves, loans, mergers, issuance of securities, payment of dividends, interest rates and establishment of branches.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank’s incorporation.

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

 The Company’s common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for challenging any rebuttable presumption of control.

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

•

Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of Bank Activities

First National Bank of Forsyth County is a commercial bank chartered under the laws of the National Bank Act and is subject to examination by the Office of the Comptroller of the Currency. The OCC is the primary regulator of the Bank.

The FDIC insures First National Bank of Forsyth County’s deposits and also regulates the Bank. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in transactions where the resulting, continued or assuming bank is an insured state bank which is not a member of the Federal Reserve System.

Branching. Under current Georgia law, First National Bank of Forsyth County may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, First National Bank of Forsyth County is able to acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

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

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the

•

Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•

the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

The deposit operations of the Bank are subject to:

•

The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The federal banking agencies have amended the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio and to require banks with greater interest rate risk to maintain adequate capital for the risk.

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

Pursuant to regulations promulgated under the 1991 Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels.  In accordance with the framework adopted by the 1991 Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts are placed into one of five categories:  well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions.

The capital thresholds established for each of the categories are as follows:

Capital Category	Tier 1 Capital	Total Risk Based Capital	Tier 1 Risk Based Capital
Well Capitalized	5% or more	10% or more	6% or more

Adequately Capitalized	4% or more	8% or more	4% or more

Undercapitalized	Less than 4%	Less than 8%	Less than 4%

Significantly Undercapitalized	Less than 3%	Less than 6%	Less than 3%

Critically Undercapitalized	2% or less tangible equity	---	---

The capital guidelines can affect Allied Bancshares in several ways.  The Company’s capital levels are more than adequate.  However, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary.

The OCC requires First National of Forsyth to maintain a Tier 1 capital to asset leverage ratio of Tier 1 capital to total average assets of at least 8%. As of December 31, 2005 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Tier 1 Capital to Asset Ratio	12.07%	11.25%
Tier 1 Risk-Based Capital Ratio	12.29%	11.45%
Total Risk-Based Capital Ratio	13.51%	12.65%

Payment Of Dividends

Allied Bancshares is a legal entity separate and distinct from the Bank. The principal sources of Allied Bancshares’ cash flow, including cash flow to pay dividends to its shareholders, are dividends that First National Bank of Forsyth County pays to its sole shareholder, Allied Bancshares. Statutory and regulatory limitations apply to First National Bank of Forsyth County’s payment of dividends to Allied Bancshares as well as to Allied Bancshares’ payment of dividends to its shareholders.

The OCC regulates the Bank’s dividend payments as set forth above under the subheading “Bank Regulation.”

The payment of dividends by Allied Bancshares and First National Bank of Forsyth County may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal banking regulator, First National Bank of Forsyth County were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•

a bank’s loans or extensions of credit to affiliates;

•

a bank’s investment in affiliates;

•

assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•

loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to prevent the Bank’s acquiring low-quality assets.

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

Effect of Governmental Monetary Polices

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.   DESCRIPTION OF PROPERTY

The Bank’s main office facility is a two-story building consisting of 10,000 square feet located on a 1.34 acre tract of land at 1700 Market Place Boulevard, Cumming, Forsyth County, Georgia, near the intersection of Georgia Highway 400 and Georgia Route 20.  The Bank owns the land and building and is the only occupant.  The property has three drive-up windows and an automated teller machine.  Under a lease the Bank occupies a second full service branch facility located at 311 Green Street in Gainesville, Hall County, Georgia, near the downtown business district.  The facility is leased until February 29, 2007 and consists of 4,478 usable square feet on the first

floor of a five story building.  The property has two drive-up windows and an automated teller machine.   In the opinion of management, all properties including improvements and furnishings are adequately insured.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company completed its initial public offering of its common stock in March 2004.  No market for the common stock currently exists, nor is one expected to develop.  As a result, investors who wish to dispose of any or all of their common stock may be unable to do so, except in private, directly negotiated sales.

On March 1, 2005, the Company had approximately 612 shareholders of record who owned an aggregate of 1,502,000 shares.

The Company has paid no dividends on its common stock since its organization.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, stems from dividends that the Bank pays to the Company as its sole shareholder.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders.  For a complete discussion of restrictions on dividends, see “Part I-Item 1.  Description of Business-Supervision and Regulation-Payment of Dividends.

Equity Compensation Plan Information

See “Item 11—Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Information and Statistical Data

The following discussion reviews the Company’s results of operations and assesses its financial condition. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included or incorporated by reference in this report. Reference should be made to those statements and the selected financial data presented elsewhere or incorporated by reference in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear are not necessarily indicative of the results to be expected in future years.

SELECTED FINANCIAL DATA (Dollars in thousands except per share data)

	2005	2004

FOR THE YEAR
Net interest income including loan fees	$ 3,936	$ 1,154
Provision for loan losses	720	655
Non-interest income	285	57
Non-interest expense	3,192	1,804
Net earnings (loss)	798	(1,248)

PER COMMON SHARE
Basic earnings (loss)	0.53	(0.83)
Diluted earnings	0.51	N.A.
Cash dividends declared	0	0
Book value	9.51	8.87

AT YEAR END
Loans, gross	106,793	52,424
Earnings assets	121,658	60,815
Total assets	127,864	66,171
Total deposits	113,021	52,725
Shareholders’ equity	14,212	13,313
Common shares outstanding	1,502	1,500

AVERAGE BALANCES
Loans, gross	77,896	20,573
Earnings assets	92,899	27,230
Assets	97,838	33,453
Deposits	84,490	21,533
Stockholders’ equity	13,516	7,924
Weighted average shares outstanding	1,501	1,500

KEY PERFORMANCE RATIOS
Return on average assets	0.82%	-3.73%
Return on average stockholders’ equity	5.90%	-15.75%
Net interest margin	4.24%	4.26%
Average equity to average assets	13.81%	2.37%

Forward Looking Statement

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers. All these factors are difficult to predict and may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Executive Overview

Allied Bancshares, Inc., headquartered in Cumming, Georgia, consists of a single subsidiary bank, First National Bank of Forsyth County, with approximately $128 million in total consolidated assets as of December 31, 2005.  The Bank focuses on strong asset quality and a growth strategy which has resulted in sustained month to month profitability in less than two years after commencing business operations on April 5, 2004.  As a bank holding company, the results of operations are almost entirely dependent on the results of operations of our subsidiary bank.

Like most community banks, the majority of our income is derived from interest received on our loans and investments. The primary source of funds for making these loans and investments is our deposits, on which interest is paid.  Approximately 93% of total deposits are interest-bearing.  Consequently, one of the key measures of success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so an allowance for loan losses is maintained to absorb potential losses on existing loans that may become uncollectible. The allowance is maintained by charging a provision for loan losses against our operating earnings for each period. A detailed discussion of this process, as well as several tables describing our allowance for loan losses, is included below.

In addition to earning interest on loans and investments, income is earned through fees and other charges to our customers. A discussion of the various components of this noninterest income, as well as noninterest expense, is included herein.

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the financial statements accompanying this report. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included and incorporated by reference in this report.

We measure and monitor the following factors as key indicators of our financial performance:

Net income:

•

 Earnings per share

•

 Loan and deposit growth

•

 Credit quality

 Financial performance for the year ended December 31, 2005 versus the year ended December 31, 2004:

•

 Net income of $798,000 million versus a loss of  $1,154,000

•

 Diluted earnings per share of $0.51 compared to $(.83)

•

 Net interest margin of 4.24% compared to 4.26%

•

 Loan growth of $54.4 million or 104%

•

 Deposit growth of $60.3 million or 114%

•

 Return on average assets of  0.82% compared to (3.73)%

•

 Return on average equity of  5.90% compared to (15.75)%

•

 Nonperforming assets ratio of  0% in each period

•

 Net charge-off ratio of 0% each period

Effect of Economic Trends

During the two years ended December 31, 2005 the Bank’s rates on both short-term or variable rate interest-earning assets and short-term or variable rate interest-bearing liabilities increased primarily as a result of the actions taken by the Federal Reserve.  During substantially all of 2004, the financial markets operated under historically low interest rates. Market observers believe that as a result of the Congressional economic stimulus plan approved in 2003 the economy began to show signs of strengthening in 2004 as the bank began operations.  This economic strengthening resulted in the Federal Reserve increasing the short-term interest rates 13 times from June 2004 through December 31, 2005.   These increases increased short-term rates by 125 basis points during 2004 and by 200 basis points during 2005. In 2006, as of the date of this report, the Federal Reserve had raised the short-term interest rate by 50 basis points. Many economists believe that the Federal Reserve will continue to increase rates during 2006. The pace of increases will be dependent economic factors, particularly the strength of inflationary forces in the economy.

The specific economic and credit risks associated with the Bank’s loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand have grown steadily during the operation of the bank in 2004 and 2005. The Bank’s growth has been robust and not significantly impacted by any adverse economic conditions.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements as of December 31, 2005 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  The determination of the Bank’s allowance for loan losses and provision for income taxes have been identified as critical accounting policies.

The allowance for loan losses is our most significant judgment and estimate used in the preparation of the Company’s consolidated financial statements. The allowance for loan losses is an amount that management believes will be adequate to absorb potential losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolio of the subsidiary bank. Loans are charged off to the extent they are deemed to be uncollectible The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require additions to the allowance based on their judgment about information available to them at the time of their examinations.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Financial Condition

The following discussion focuses on significant changes in the financial condition during the year ended December 31, 2005 and 2004.  Since the Bank did not open for business until April 5, 2004, comparison of 2004 amounts to prior periods would not be meaningful and comparison to 2005 has limited usefulness.

Key changes in the consolidated balance sheet at December 31, 2005 and 2004 are presented below.

Total Assets.   Total assets at December 31, 2005 were $127.9 million, an increase of $61.7 million or 93% from the December 31, 2004 balance of $66.2 million.  The increase is principally attributable to an increase of $54.4 million in gross loans and an increase in liquid assets (cash, federal funds sold, interest bearing deposits, and investments) of $6.9 million. The increase in liquid assets from the prior year-end results from a $4.6 million increase in federal funds sold.   The overall growth in 2005 and 2004 exceeded management’s growth objectives.

Total Loans.  Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans at December 31, 2005 were $106.8 million, an increase of $54.4 million or 104% for the year.  Real estate loans are the primary loan category and represented 91.8 % of total loans outstanding at December 31, 2005.

Total Deposits.  Total deposits at December 31, 2005 were $113.0 million, an increase of $60.3 million or 114% from the December 31, 2004 balance of $52.7 million.  These funds have been used to fund loan growth. The utilization of deposits to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-deposits ratio was 94.5%and 99.4% at December 31, 2005 and 2004, respectively.  The change from the prior year-end is principally attributable to a $4.8 million increase in noninterest bearing demand, a $4.0 million increase in NOW and money market account balances, a $4.2 million increase in savings account balances, and a $47.3 million increase in time deposits.

Total  Capital.  For the twelve months ending December 31, 2005, the Company’s equity capital increased $975,000 from the prior period. The change in equity capital over the twelve month period resulted from an increase of $798,000 in net income, an increase of $20,000 relating to the exercise of stock options, and an increase in Additional Paid in Capital of $191,000 reflecting acceleration of vesting of warrants, offset by a $35,000 increase in unrealized gains on securities available for sale.

Results of Operations, For the Years Ended December 31, 2005 and 2004

Net Interest Income and Earning Assets.   Allied Bancshares recorded net income of $798,000 or $.53 per common share for the year ended December 31, 2005. During the first year of operation in 2004, the Company’s net loss was $1,248,000 or $.83 per common share.  Typically, new banks do not achieve cumulative profitability until the third year of operation.  First National Bank of Forsyth County achieved cumulative profitability in February 2006, its 22nd month of operation.

The Company’s profitability is determined by its ability to manage effectively interest income and expense, minimize loan and security losses, generate noninterest income, and control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, the Bank’s ability to generate net interest income depends upon its ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets increased to 4.24% for the year ended December 31, 2005 from 4.23% for the year ended December 31, 2004. The increases in interest rates by the Federal Reserve in 2005 and additional loan volume were matched by increases in funding costs during the year.  In 2005, the average yield on interest-earning assets increased to 6.88% from 6.04% in 2004 and the average yield on interest-bearing liabilities increased to 3.18% in 2005 from 2.48% in 2004. The overall change in the interest rate spread from 2004 to 2005 was an increase of 14 basis points. The increase in the net interest spread was due to balance sheet growth being dominated by loan growth, primarily variable rate loans which benefited from Federal Reserve rate increases immediately, while deposits cost increases lagged.  Total average interest-earning assets increased by $65.7 million from December 31, 2004 to $92.9 million at December 31, 2005.  The growth in loan portfolios was accompanied by competitive pricing.

Net interest income increased by $2,782,000 to $3,936,000 in 2005.  The increase reflects the strong growth in loans during 2005. The change in net interest income is primarily the result of the increases in net volume rather than changes in net interest rates.

Other Income. Other income totaled $284,000 in 2005.  Of this amount, service charges on deposit accounts represented $72,000, mortgage origination fees represented $134,000 and other service charges and fees $78,000.

Other Expense. Other expense totaled $3,193,000 for the year ended December 31, 2005.   Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $721,000 for the 2005.  The number of full-time equivalent employees increased by 6 employee in 2005 to 25 full time employees.   In addition to the additional salary expense related to new employees during 2005, incentive compensation increased.  Net occupancy and equipment expense increased $154,000 to $407,000 in 2005.  Other operating expenses increased by $321,000 for the year ended December 31, 2005 compared to 2004. The increase in other operating expenses in 2005 included increases in supplies, postage and telephone expense of $21,000, loan acquisition costs of $33,000, accounting and auditing fees of $62,000, legal fees of 39,000 and data processing charges of  $99,000.   Included in total other expense was $191,000 which represented the cost associated with the acceleration of vesting of director warrants.

Income Tax Expense. The income tax benefit was $490,000 on a consolidated basis compared to no tax expense or benefit in 2004.   The Company was deemed sustainably profitable in 2005 and was able to recognize the tax benefit from deferred taxes from the inception of the Company’s operation.

Net Income. Net income was $798,000 for 2005 compared to a loss of $1,248,000 in 2004.  The bank became profitable in 2005 because it achieved a sufficient amount of earning assets to cover and exceed operating expenses of a de novo bank.  The improvement in net income was due to the volume of earning assets adding during the year and the realization of deferred tax benefits.

Asset Quality. The provision for loan losses was $720,000 during 2005 compared to $655,000 in 2004.  The bank’s policy is to provide an allowance for loan loss equal to 1.29% of loans outstanding.  The increase in the provision was due to loan growth. The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. See also our discussion of the loan loss allowance in the “Critical Accounting Policies” section included in this report.

The following table presents details of the provision for loan losses.  We have no loans on non-accrual and no loans are past due with regard to payment of interest and principal.    Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss.   Consumer loans, however, may be secured by consumer goods and automobiles or may be unsecured and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonperforming loans or charge-offs typically presented by banks  is not meaningful for First National Bank of Forsyth County because the bank had no nonperforming loans or charge-offs during 2005 and 2004.

Analysis of the Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2005	2004

Total charge-offs	$ 0	0
Total recoveries	0	0
Net charge-offs (recoveries)	0	0
Total nonaccrual loans	0	0
Loans past due 90 days	0	0
Other real estate	0	0
Provision for loan losses	720,000	655,000
Allowance/Total loans	1.29%	1.25%
Net charge-offs (recoveries)/Average loans	NA%	NA%
Allowance/Nonperforming loans	NA%	NA%

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Through asset and liability management, we attempt to structure these assets and liabilities and manage the rate sensitivity gap of the bank, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management” below.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2005 and December 31, 2004 are as follows:

Loan Commitments and Standby Letters of Credit

(Amounts in thousand)	December 31
	2005	2004

Commitments to extend credit	$19,308	8,362
Financial standby letters of credit	910	264
Total	$20,218	8,626

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, maturities of securities and prepayments of earning assets. Also, we maintain relationships with correspondent banks which could provide funds on short notice.

Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. At December 31, 2005, our liquidity ratio was 12%. Liquidity is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event the Bank needs to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the Bank.   Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2005, the Bank had a borrowing capacity totaling approximately $5.5 million through available lines of credit. We believe our short-term investments, available borrowing arrangements and access to brokered deposits are adequate to cover any reasonably anticipated immediate need for funds.

As of December 31, 2005, Allied Bancshares, Inc. and its subsidiary bank were considered to be well-capitalized as defined in the FDICIA and based on regulatory minimum capital requirements. Allied Bancshares, Inc. and First National Bank of Forsyth County capital ratios as of December 31, 2005 are presented in the following table:

Capital Ratios

	Capital Ratios	For Capital Adequacy Purposes	To Be Well Capitalized
Total Capital to Risk Weighted Assets:
Consolidated company	13.51%	8.00%	N/A
FNB Forsyth County	12.65	8.00	10.00

Tier 1 Capital to Risk Weighted Assets:
Consolidated company	12.29%	4.00%	N/A
FNB Forsyth County	11.45	4.00	6.00

Tier 1 Capital to Average Assets:
Consolidated company	12.07%	4.00%	N/A
First National Bank	11.25	4.00	5.00

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Selected Financial Information and Statistical Data

The tables and schedules on the following pages set forth certain financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the securities portfolio; the loan portfolio, including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differentials

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

Average Balance Sheets, Interest and Rates

	For the Years Ended December 31,
	2005			2004
	Average Balance(1)	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate

ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$11,473	368	3.21%	3,759	136	3.62%
Investment securities	3,530	126	3.56%	1,814	46	2.54%
Loans (2)(4)	77,896	5,895	7.57%	21,656	1,462	6.75%
Total interest earnings assets	92,899	6,389	6.88%	27,230	1,644	6.04%
Other assets	4,939			6,411
Total assets	97,383			33,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	24,285	575	2.37%	7,883	176	2.23%
Time	52,948	1,877	3.55%	11,880	309	2.60%
Other borrowed funds	16	1	3.96%	193	6	3.19%
Total interest bearing liabilities	77,249	2,453	3.18%	19,956	490	2.48%
Other non-interest bearing liabilities	9,116			5,762
Stockholders’ equity (3)	11,473			7,924
Total liabilities and stockholders’ equity	97,838			33,642

Net interest income		3,936			1,154
Net interest spread			3.70%			3.56%
Net interest margin			4.24%			4.23%

(1)          Average balances were determined using the daily average balances.

(2)          Average balances of loans are net of fees and nonaccrual loans.

(3)          Average unrealized gains (losses) on securities (all are taxable) available for sale, net of tax, have been included in         stockholders’ equity at ($17,809) and ($5,969) for 2005 and 2004, respectively.

(4)          Interest and fees on loans include $618,369 and $329,107 of loan fee income for the years ended December 31, 2005 and 2004, respectively.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume.

Volume, Rate and Mix Analysis

	2005 over 2004 Increase (decrease) due to changes in:
	Volume	Rate	Mix	Change

Interest earned on:
Federal funds sold and interest bearing deposits	$ 279,206	(15,572)	(31,952)	231,682
Investment securities	43,612	18,546	17,553	79,692
Loans	3,796,063	176,771	459,056	4,432,889
Total interest income	4,119,881	179,745	444,637	4,744,263

Interest paid on:
Demand	365,767	10,851	22,577	399,196
Time	1,067,792	112,332	388,345	1,568,469
Other borrowed funds	(5,658)	1,775	(1,184)	(5,067)
Total interest expense	1,427,901	124,958	409,738	1,962,598

Net interest income	$2,691,979	54,787	34,899	2,781,665

Market Risk and Interest Rate Sensitivity

Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to Bank’s board of directors monthly and  the Asset and Liability Management Committee of the Bank’s board of directors on a quarterly basis for a more in-depth discussion. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate loans, have features (generally referred to as “interest rate caps and floors”) which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. The Bank currently prices deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

At December 31, 2005 our cumulative one year interest rate sensitivity gap ratio was 1.07. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

Maturity/Repricing of Assets and Liabilities

Repricing or maturing amounts in thousands	1 Year or Less	Over 1 Yr. Through 2 Years	Over 2 Yrs. Through 5 Years	Over 5 Years	Total

Interest earning assets:
Interest bearing deposits in banks & Fed Funds sold	$10,558				10,558
Investment securities (1)				3,911	3,911
Other investments				396	396
Adjustable rate loans	76,248				76,248
Fixed rate loans	12,362	7,669	10,062	451	30,544
Total interest earning assets	99,168	7,669	10,062	4,758	121,657

Interest bearing liabilities
Interest bearing demand deposits (NOW & MMDA)	20,009				20,009
Savings	4,392				4,392
Time deposits	67,828	3,882	8,645		80,355
Other borrowed funds	--
Total interest bearing liabilities	92,229	3,882	8,645	--	104,756

Interest rate sensitivity gap	6,939	3,787	1,417	4,758	16,901

Cumulative interest rate sensitivity gap	6,939	10,726	12,143	16,901

Cumulative interest rate sensitivity gap to total assets	5.43%	8.39%	9.50%	13.23%

(1)Does not include restricted equity securities, which consist of Federal Home Loan Bank of Atlanta stock and Federal Reserve Bank stock and Alliance Bancshares, Inc. common stock., as such assets are not interest rate sensitive.

Management believes the measurement of interest rate risk using gap analysis is enhanced when used in conjunction with an earnings simulation model.  As of December 31, 2005, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 200 basis point increase and decrease in rate.

Twelve Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+200	21.5%
Flat	—
-200	(23.5)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, as of December 31, 2005 approximately 71% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year.

Securities Portfolio

Types of Securities

The following table sets forth the carrying value of securities held by the Bank as of the dates indicated:

	December 31,
	2005	2004

U. S. Treasuries and U. S. government agencies	$2,055,803	3,008,438
Mortgage-backed securities	933,104
CMO’s	922,300
Equity securities	896,292	860,292
Total	$4,807,499	3,868,730

(1)  Equity securities consist of Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and Alliance Bancshares, Inc. common stock.  For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

The amounts of debt securities as of December 31, 2005 are shown in the following table according to contractual maturities.

	<One Year	1 to 5 Years	5 to 10 Years	>10 Years	Total	Weighted Average Yield

U. S. Treasuries and Agencies			$2,055,803		2,055,803	3.45%
Mortgage backed securities			933,104		933,104	4.34%
CMO’s				922,300	922,300	4.55%

Total	$ --	--	2,988,907	922,300	3,911,207

              Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Loan Portfolio

Types of Loans

The following table sets forth loans by purpose as of the dates indicated therein:

(Amounts in thousands)	For the Years Ended December 31,
	2005		2004
Classification	$	%	$	%

Commercial	4,302	4.0%	4,454	8.5%
Real estate - construction	37,073	34.7%	18,457	35.2%
Real estate - mortgage	60,976	57.1%	27,531	52.5%
Consumer and other	4,442	4.2%	1,982	3.8%

Total	106,793	100.0%	52,424	100.0%

Allowance for loan loss	(1,375)		(655)
Net loans	105,418		51,769

Loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity, amounts in thousands.

	One Year or Less	Over One to Five Years

Commercial, financial & agricultural	$ 2,623	1,678
Real estate - construction	36,019	1,054

Total	$ 38,642	2,732

The following table summarizes loans at December 31, 2005 with the due date after one year for predetermined and floating or adjustable interest rates.

(Dollars in thousands)	Rate Structure for Loans Maturing over One Year
	Adjustable Rate	Fixed Rate	Total
Commercial	$557	1,121	1,678
Real estate – construction	1,054		1,054
Total	$1,611	1,121	2,732

 Risk Elements

The company has no non-performing loans outstanding at December 31, 2005 and December 31, 2004.  The Company has no reduction in interest income from nonaccrual loans under their original terms and no interest income that was recorded on nonaccrual loans.

Management includes nonaccrual loans in its definition of impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware and which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses.

Summary of Loan Loss Experience

The following table summarizes average loan balances for the periods set forth therein determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to expense; and the ratio of net charge-offs during the year to average loans.

(Dollars in thousands)	2005	2004
Allowance at beginning of year	$655	-
Charge-offs	-	-
Recoveries	-	-
Net charge offs	-	-
Provisions charged to earnings	720	655
Allowance at end of year	1,375	655
Ratio of net charge offs to average loans	NA	NA
Ratio of allowance to total loans	1.29%	1.25%

The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	2005		2004
Balance at End of Period Applicable to:	Amount	%	Amount	%

Commercial, financial and agricultural	$ 86,158	6.27%	59,616	9.09%
Real estate - mortgage	760,284	55.30%	348,648	53.18%
Real estate - construction	504,061	36.66%	232,059	35.39%
Consumer and other loans	24,411	1.78%	15,334	2.34%
Unallocated	0	0.00%	0	0.00%

Total	1,374,914	100.00%	655,658	100.00%

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses. Such agencies may require our subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. See also our allowance for loan loss discussion in “Critical Accounting Policies.”

Our allowance for loan losses was $1,374,914 at December 31, 2005, representing 1.29% of total loans, compared with $655,658 at December 31, 2004, which represented 1.25% of total loans.

Deposits

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. Average balances were determined using daily average balances.

	For the Years Ended December 31,
(Amounts in thousands)	2005		2004
	$	Rate %	$	Rate %

Non-interest bearing demand	7,256	--	1,771	--
Interest bearing demand	24,285	2.37%	7,831	2.23%
Time	52,948	3.55%	11,879	2.45%

Total	84,489		21,481

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category.

(Dollars in thousands)	Total
Three months or less	$11,106
Over three months through six months	19,094
Over six months through twelve months	37,628
Over twelve months	12,527
Total	$80,355

Return on Equity and Assets

The following table sets forth rate of return information for the periods indicated.

	2005	2004
Return on assets (1)	82%	(3.73)%
Return on equity (2)	5.90	(15.75)
Dividend payout ratio (3)	-0-	-0-
Equity to assets ratio (4)	13.813	2.37

(1)

Net income divided by average total assets.

(2)

Net income divided by average equity.

(3)

Dividends declared per share divided by diluted earnings per share.

(4)

Average equity divided by average total assets.

Borrowings

We had no borrowings outstanding at December 31, 2005 and 2004.

ITEM 7.   FINANCIAL STATEMENTS

The following consolidated financial statements, notes thereto and independent registered public accounting firm’s report thereon, dated March 20, 2006, are attached hereto as Exhibit 99.1 and are incorporated by reference in this Form 10-KSB Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Comprehensive Income (Loss) for the years ended

December 31, 2005 and 2004

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information under the captions “Identification of Directors and Executive Officers” and “Filings Under Section 16(a)” in the definitive Proxy Statement to be filed in connection with our Annual Meeting of Shareholders to be held May 17, 2006 is incorporated by reference in this Form 10-KSB Annual Report.  The information in said Proxy Statement discloses that there were no reporting person delinquencies.

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

ITEM 10.  EXECUTIVE COMPENSATION

The information set forth under the caption “Compensation of Directors and Executive Officers” in the definitive Proxy Statement to be filed in connection with our Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Stock Ownership of Directors, Director Nominees, Executive Officers, and Directors, Nominees and Officers as a Group” and “Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement to be filed in connection with our Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-KSB Annual Report.

Equity Compensation Plans

The following table summarizes information as of March 1, 2006 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	419,143	$10.08	66,000

Equity compensation plans not approved by security holders	--	--	--

Total	419,143	$10.08	66,000

__________________________

(1)

The only plans are the Company’s 2004 Stock Option Plan and the Company’s Stock Warrant Plan, both of which were approved by the shareholders of the Company at the annual meeting held on April 20, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Transactions with Management” in the definitive Proxy Statement to be filed in connection with our Annual Meeting of Shareholders to be held May 17, 2006 is incorporated by reference in this form 10-KSB Annual Report.

ITEM 13.  EXHIBITS

Exhibit Number	Sequential Exhibit Page	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1) --	--
3.2	Bylaws(1) --	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation And Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18, 2003(1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker(1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--

10.9*	Form of Stock Option Agreement (4)	--
14.1	Code of Ethical Conduct(3)	--
21.1	Subsidiaries of Allied Bancshares, Inc. The sole subsidiary of the Company is First National Bank of Forsyth County, Cumming, Georgia, which is wholly-owned by the Company.	--
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB	--
31	Rule 13a-14(a)/15d-14(a) Certifications	38
32	Section 1350 Certifications	40
99.1	Allied Bancshares, Inc. Financial Statements as of December 31, 2005	41

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Information Regarding the Independence of the Independent Public Accountants” in the definitive Proxy Statement to be filed in connection with our Annual Meeting of Shareholders to be held May 17, 2006 is incorporated by reference in this Form 10-KSB Annual Report.

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange  Act, the registrant has duly caused this report to be signed on its  behalf  by  the  undersigned,  thereunto  duly  authorized.

ALLIED BANCSHARES, INC.

By:  s/Andrew K. Walker

Andrew K. Walker

President and Chief Executive Officer

Date:  March 30, 2006

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

SIGNATURE	TITLE	DATE

s/Andrew K. Walker Andrew K. Walker	Director, President, Chief Executive Officer*	March 30, 2006

s/Richard E. Bell Richard E. Bell	Chief Financial Officer**	March 30, 2006

s/Carl E. Hanson Carl E. Hanson	Director	March 30, 2006

___________________________ Peter L. Gatti	Director	March 30, 2006

___________________________ Jim P. Meadows	Director	March 30, 2006

s/Jackson P. Turner Jackson P. Turner	Director	March 30, 2006

s/Brent H. Baker, Sr. Brent H. Baker, Sr.	Director	March 30, 2006

____________________________ John S. Martin, III	Director	March 30, 2006

s/Charles Y. Allgood Charles Y. Allgood	Director	March 30, 2006

_______________________________

*Principal executive officer.

**Principal financial and accounting officer.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS:

Not Applicable.