Form 10QSB
period 2006-03-31
ALLIED BANCSHARES INC
filed 2006-05-15
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Common stock, $.10 par value per share: 1,502,000 shares

issued and outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

Assets
Cash and due from banks	$2,301,628
Federal funds sold	6,844,133
Interest-bearing deposits in banks	58,336
Total cash and cash equivalents	9,204,097
Investment securities	8,568,889
Other investments	1,019,292
Total securities	9,588,181
Loans	116,468,249
Less: Allowance for loan losses	(1,495,853)
Net loans	114,972,396
Premises and equipment, net	3,588,335
Accrued interest receivable and other assets	1,431,516
Total assets	$138,784,525

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$10,053,820
Interest bearing demand	23,824,127
Savings	4,973,961
Time, $100,000 or more	57,964,619
Other time deposits	26,619,137
Total deposits	123,435,664
Accrued interest payable and other liabilities	764,208
Total liabilities	124,199,872

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,502,000 shares issued and outstanding	150,200
Additional paid-in capital	14,991,898
Accumulated deficit	(456,945)
Accumulated other comprehensive income	(100,500)
Total stockholders’ equity	14,584,653
Total liabilities and stockholders’ equity	$138,784,525

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
Interest income
Interest and fees on loans	$2,254,863	989,516
Deposits in banks	395	23,639
Federal funds sold	182,274	29,271
Investment securities	86,400	26,330
Total interest income	2,523,932	1,068,756

Interest expense
Interest bearing deposits	121,128	95,465
Time deposits	923,987	283,390
Other interest expense	51	-
Total interest expense	1,045,166	378,855

Net interest income	1,478,766	689,901

Provision for loan losses	120,939	152,825

Net interest income after provision for loan losses	1,357,827	537,076

Other income, service charges and other fees	91,196	92,062

Other expense
Salaries and benefits	549,860	408,178
Net occupancy and equipment expense	114,919	84,829
Other operating expenses	203,983	177,222
Total other expense	868,762	670,229

Earnings (loss) before taxes	580,261	(41,091)

Income taxes	231,355	-

Net earnings (loss)	$348,906	(41,091)

Basic earnings (loss) per share	$.23	(.03)

Diluted earnings (loss) per share	$.21	(.03)

Weighted average number of shares	1,502,000	1,500,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
Net earnings (loss)	$348,906	(41,091)
Other comprehensive loss net of tax: Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(162,096)	(30,145)
Income tax benefit related to unrealized losses	61,596	11,455
Other comprehensive loss	(100,500)	(18,690)
Comprehensive income (loss)	$248,406	(59,781)

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$348,906	(41,091)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,424	49,070
Stock based compensation	14,001
Provision for loan loss	120,939	152,825
Increase in interest receivable and other assets	(62,664)	(27,448)
Increase in interest payable and other liabilities	205,731	93,937
Other operating activities, net	-	(39,261)
Net cash provided by operating activities	702,337	188,032

Cash flows from investing activities:
Proceeds from investment securities called or redeemed	222,078	2,000,000
Purchases of investment securities	(5,002,923)	(2,097,740)
Purchases of other investments	(123,000)	(36,000)
Net increase in loans	(9,675,107)	(12,226,087)
Purchase of premises and equipment	(5,190)	(54,276)
Net cash used by investing activities	(14,584,141)	(12,414,103)

Cash flows from financing activities:
Net increase in deposits	10,414,511	19,719,279
Net cash provided by financing activities	10,414,511	19,719,279

Net change in cash and cash equivalents	(3,467,293)	7,493,208

Cash and cash equivalents at beginning of the period	12,671,390	6,669,141

Cash and cash equivalents at end of period	$9,204,097	14,162,349

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(79,199)	(18,690)

Supplemental information: Interest paid	$1,045,165	378,855

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

(2)     Net Earnings Per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2006 is as follows.  A net loss of $41,091 occurred as of March 31, 2005.

	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings	$ 348,906	1,502,000	$ 0.23
Effect of dilutive securities		132,024	(.02)
Diluted earnings per share	348,906	1,634,024	$ 0.21

(3)

Stock Based Compensation

In connection with the Company’s formation and initial offering, the company issued 287,143 warrants to purchase its common stock at $10 per share.  During 2005, the Board of Directors approved the acceleration of all warrants.

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant. The options granted in 2004 become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009. Options granted after 2004 become vested and exercisable in annual increments of 20% of the total shares on the anniversary date of the grant.   Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. No options were granted or exercised in the first quarter of 2006.  Options granted under the 2004 Stock Option Plan total 132,000 shares at March 31, 2006 and represents all of the stock options issued and outstanding currently.  The company did not grant any options during the three months ended March 31, 2006.  No options vested during the three months ended March 31, 2006 and 2005.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $14,000 for the three months ended March 31, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2006. As of March 31, 2006, there was $172,277 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of 4 years.    The Company did not recognize any compensation expense for employee stock options for the three months ended March 31, 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of March 31, 2005.

	Three Months Ended March 31,

	2006	2005

Net Income, as reported	$348,906	(41,091)
Deduct: Total stock based employee compensation
expense determined under fair value method for all
awards	0	(17,487)
Pro forma net income	$348,906	(58,578)

Basic earnings per share:
As reported	$0.23	(0.03)
Pro forma	$0.23	(0.04)
Diluted earnings per share:
As reported	$0.21	(0.03)
Pro forma	$0.21	(0.04)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the three months ended March 31, 2006.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.

Cautionary Notice Regarding Forward-Looking Statements

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

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change. Determinations of the Bank’s allowance for loan loss and income taxes have been identified as critical accounting policies.

The allowance for loan loss is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management’s judgment as to the amount of the allowance, including the allocated and unallocated elements, is a result of ongoing review of lending relationships, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to be uncollectible.

The allowance for loan loss level is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Financial Condition

As of March 31, 2006, the Company had total assets of $138.8 million, an increase of $10.9 million or 9%, from December 31, 2005.  Deposits increased $10.4 million during the quarter and were invested primarily in the interest earning asset categories of loans and federal funds sold.  Total equity increased $300,000 during the quarter  to $14.6 million.

The Bank’s loan portfolio increased by $9.7 million to $116.5 million at March 31, 2006.  The loan to deposit ratio was 94% as of March 31, 2006 and was unchanged from December 31, 2005.   At March 31, 2006, approximately 90% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds. The Company strives to mitigate interest rate risk by emphasizing variable rate loans in its lending activities.  At March 31, 2006, approximately 67% of the loan portfolio was prime-based variable rate loans.

At March 31, 2006, cash and cash equivalents totaled $9.2 million, a decrease of $3.5 million from December 31, 2005.  Investment securities totaled $8.6 million, consisting of securities classified as available for sale.  Cash, cash equivalents and investment securities represent the Bank’s main sources of short term liquidity for funding loans and as well as a source of earnings enhancement.  The liquidity is viewed as sufficient to support the current operating needs and growth opportunities of the bank.

Total deposits at March 31, 2006 were $123.4 million, an increase of $10.4 million or 9.2% from $113.0 million at December 31, 2005.  The deposit mix at March 31, 2006 was as follows: $10.0 million (8% of total deposits) in noninterest bearing demand deposits; $23.8 million (19% of total deposits) in interest checking accounts; $5.0 million (4% of total deposits) in savings accounts; and $84.6 million (69% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits. Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.  In a rising rate environment, such as that which has prevailed in recent quarters, the cost of funds will increase in future periods, as will the yield on earning assets.

Results of Operations

The Company earned $349,000 or $.23 per share for the three months ended March 31, 2006, compared to a net loss of $41,091 or $.03  per share for the same period in 2005.  At March 31, 2006, the accumulated deficit was $457,000.

Net Interest Income

For the three months ended March 31, 2006, interest and fee income from earning assets was $2,523,931, which represented a yield on earning assets of 7.73%.  Interest expense totaled $1,045,165 for the three months ended March 31, 2006 and represented a cost of interest-bearing liabilities of 3.44%.  Net interest income was $1,478,766 for the three months ended March 31, 2006.  The net interest spread was 4.29% for the same period.  The net interest margin, which takes into the account the benefit from non-interest bearing liabilities, was 4.53% for the first quarter of 2006.

Provision for Loan Losses

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  The provision for loan losses increased by $120,939 during the first quarter of 2006 to $1,495,856, which represents 1.28% of total loans outstanding.  The amount provided is due entirely to loan growth and management’s assessment of inherent risk in the loan portfolio.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and a timely identification of potential credit problems.  The evaluation of the collectability take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and the review of specific problem loans.  Due to the limited operating history of the Bank, the provision for loan losses has been primarily as a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.  Management does not allocate the allowance for loan losses to specific categories of loans, but evaluates the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on an estimate of the potential loss that is generally based on historical losses and/or collateral deficiencies.  Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type.  A combination of these results is compared monthly to the recorded allowance for loan losses, and material losses are adjusted by increasing or decreasing the provision for loan losses.  An independent third-party loan review is used to challenge and validate the loan grading system and to provide additional analysis in determining the adequacy of the loan loss provisions.   As of March 31, 2006, the Company did not have any loans 30 days or more past due or any charge-offs to date.

Other Income

For the three months ended March 31, 2006, other operating income totaled $91,196, consisting of service charges and other fees, primarily mortgage loan fees.

Other Expenses

For the three months ended March 31, 2006, other operating expenses totaled $868,762.  These expenses consisted primarily of salaries and benefits, occupancy and equipment expenses, data processing fees, and fees for other outside services.

Income Tax Expense

Income tax expense increased $231,355 for the three-month period ended March 31, 2006, compared to the same period in 2005 when the Company recorded no income tax expense because of the cumulative net operating losses incurred to March 31, 2005.

Off-Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At March 31, 2006, the Bank had issued commitments to extend credit of $23,018,000 and letters of credit of $1,036,000 through various types of commercial lending arrangements at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on the Company’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

Capital

At March 31, 2006, total shareholders’ equity was $14,585,000 consisting of $15,143,000 in capital offset by an accumulated deficit of $457,000 and unrealized loss on available for sale securities, net of tax, of $100,000.

The following table presents the Bank’s regulatory capital position at March 31, 2006:

Tier 1 Capital to Average Assets	9.84%
Tier 1 Tangible Capital Minimum Requirement	4.00%

Tier 1 Capital to Risk Weighted Assets	11.84%
Total Capital, Minimum Requirement	4.00%

Total Capital to Risk Weighted Assets	13.09%
Minimum Leverage Requirement	8.00%

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the

Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that have materially effected, or likely to materially effect, the Company’s internal control over financial reporting.

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

Date: May 11, 2006 Date: May 11, 2006	ALLIED BANCSHARES, INC. By: /s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: /s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.