Form 10QSB
period 2006-06-30
ALLIED BANCSHARES INC
filed 2006-08-11
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Common stock, $.10 par value per share: 1,502,000 shares

issued and outstanding as of August 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

Assets
Cash and due from banks	$2,816,944
Federal funds sold	7,187,012
Total cash and cash equivalents	10,003,956
Investment securities	8,085,142
Other investments	1,154,792
Total securities	9,239,934
Loans	134,599,427
Less: Allowance for loan losses	(1,684,825)
Net loans	132,914,602
Premises and equipment, net	3,614,711
Accrued interest receivable and other assets	1,601,151
Total assets	$157,374,354

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$13,408,431
Interest bearing demand	14,671,711
Savings	4,636,838
Time, $100,000 or more	71,794,296
Other time deposits	37,176,800
Total deposits	141,688,076
Accrued interest payable and other liabilities	743,488
Total liabilities	142,431,564

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,502,000 shares issued and outstanding	150,200
Additional paid-in capital	15,005,899
Accumulated deficit	(43,404)
Accumulated other comprehensive income	(169,905)
Total stockholders’ equity	14,942,790
Total liabilities and stockholders’ equity	$157,374,354

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30,  2006 AND 2005

(UNAUDITED)

Three Months Ending June 30	Six Months Ending June 30

	2006	2005	2006	2005
Interest income
Interest and fees on loans	$2,777,000	1,282,872	5,031,865	2,272,388
Deposits in banks	342	58,031	737	81,670
Federal funds sold	151,137	47,513	333,411	76,784
Investment securities	107,245	23,986	193,645	50,316
Total interest income	3,035,724	1,412,402	5,559,658	2,481,158

Interest expense
Interest bearing deposits	182,485	138,693	303,615	234,159
Time deposits	1,164,548	422,998	2,088,535	706,389
Other borrowed funds	181	0	232	0
Total interest expense	1,347,214	561,691	2,392,382	940,548

Net interest income	1,688,510	850,711	3,167,276	1,540,610

Provision for loan losses	188,972	138,434	309,911	291,259

Net interest income after provision for loan losses	1,499,538	712,275	2,857,365	1,249,351

Other income, service charges and other fees	79,263	50,450	170,459	142,512

Other expense
Salaries and benefits	578,431	464,689	1,128,291	872,867
Net occupancy and equipment expense	120,005	103,428	234,924	188,257
Other operating expenses	229,695	152,791	433,678	330,013
Total other expense	928,131	720,908	1,796,893	1,391,137

Income before income taxes	650,670	41,817	1,230,931	727

Income tax expense	237,129	0	468,484	0

Net earnings	$413,541	41,817	762,447	727

Basic earnings per share	$.28	0.00	.51	0.00
Diluted earnings per share	.26	0.00	.47	(0.02)
Weighted average number of shares	1,502,000	1,500,000	1,502,000	1,500,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2006 AND 2005

(UNAUDITED)

Three Months Ending June 30	Six Months Ending June 30

	2006	2005	2006	2005
Net earnings	$413,551	41,817	762,447	727
Other comprehensive income (loss):
Unrealized losses on investment securities available-for-sale	(111,939)	22,929	(217,523)	(7,217)
Associated tax benefit	42,534	8,713	82,655	2,742
Other comprehensive income (loss)	(69,405)	14,216	(134,868)	(4,475)
Comprehensive income (loss)	$344,136	56,033	627,579	(3,748)

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,  2006 AND 2005

(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net earnings	$762,447	727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	180,400	117,143
Stock based compensation	28,002	0
Provision for loan loss	309,911	291,259
Increase in interest receivable and other assets	(189,766)	(84,304)
Increase in interest payable and other liabilities	185,011	216,374
Net cash provided by operating activities	1,276,005	541,199

Cash flows from investing activities:
Proceeds from investment securities called or redeemed	543,323	3,000,000
Purchases of investment securities	(5,002,923)	(2,097,740)
Purchases of other investments	(258,499)	(36,000)
Net increase in loans	(27,806,284)	(23,300,754)
Purchase of premises and equipment	(85,979)	(217,509)
Net cash used by investing activities	(32,610,362)	(22,652,003)

Cash flows from financing activities:
Net increase in deposits	28,666,923	35,089,930
Net cash provided by financing activities	28,666,923	35,089,930

Net change in cash and cash equivalents	(2,667,434)	12,979,126

Cash and cash equivalents at beginning of the period	12,671,390	6,669,140

Cash and cash equivalents at end of period	$10,003,956	19,648,266

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(132,257)	(4,475)

Supplemental information: Interest paid	$2,392,380	940,547

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2006 is as follows.

	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings	$762,447	1,502,000	$.51
Effect of dilutive securities		131,799	(.04)
Diluted earnings per share	762,447	1,633,799	$.47

(3)

Stock Based Compensation

In connection with the Company’s formation and initial offering, the company issued 287,143 warrants to purchase its common stock at $10 per share.  During 2005, the Board of Directors approved the acceleration of all warrants.

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant. The options granted in 2004 become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009. Options granted after 2004 become vested and exercisable in annual increments of 20% of the total shares on the anniversary date of the grant.   Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. No options were granted or exercised in the first six months of 2006.  Options granted under the 2004 Stock Option Plan total 132,000 shares at June 30, 2006 and represents all of the stock options issued and outstanding currently.  The company did not grant any options during the six months ended June 30, 2006.  During the six months ended June 30, 2006, 2,200 stock options vested, increasing the total number of shares vested to 44,200.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $28,000 for the six months ending June 30, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2006.  As of June 30, 2006, there was $158,277 of unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of 4 years.    The Company did not recognize any compensation expense for employee stock options for the six months ended June 30, 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of June 30, 2006.

		Six Months Ended
		June 30,
	2006	2005
Net Income, as reported	$762,447	727
Deduct: Total stock based employee compensation
expense determined under fair value method
for all awards	0	(37,259)
Proforma net income	$762,447	(36,532)

Basic earnings per share:
As reported	$.51	(.00)
Pro forma	$.51	(.02)
Diluted earnings per share:
As reported	$.47	(.00)
Pro forma	$.47	(.02)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the three months and six months ended June 30, 2006.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.

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

Financial Condition

As of June 30, 2006, the Company had total assets of $157.4 million, an increase of $29.5 million or 23%, from December 31, 2005.  Deposits increased $28.7 million during the first half of 2006 and were invested primarily in loans.  Total equity increased $600,000 during the first two quarters of 2006 to $14.9 million.

The Bank’s loan portfolio increased $27.8 million in the first six months of 2006 to $134.6 million at June 30, 2006.  The loan to deposit ratio was 95% as of June 30, 2006 reflecting strong loan demand in our market areas.  At June 30, 2006, approximately 90% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds.  At June 30, 2006, approximately 70% of the loan portfolio was prime-based variable rate loans.

At June 30, 2006, cash and cash equivalents totaled $10.0 million, a decrease of $2.7 million from December 31, 2005.  Investment securities totaled $8.1 million, consisting of securities classified as available for sale.  Cash, cash equivalents and investment securities represent the Bank’s main sources of short term liquidity for funding loans and as well as a source of earnings enhancement.  The liquidity and available sources of deposit funds are viewed as sufficient to support the current operating needs and growth opportunities of the bank.

Total deposits at June 30, 2006 were $141.7 million, an increase of $28.7 million or 25% from $113.0 million at December 31, 2005.  The deposit mix at June 30, 2006 was as follows: $13.4 million (9% of total deposits) in noninterest bearing demand deposits; $14.7 million (10% of total deposits) in interest checking accounts; $4.6 million (3% of total deposits) in savings accounts; and $109.0 million (77% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits. Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.  For rapidly growing institutions such as First National Bank of Forsyth County, a reliance upon certificates of deposit is necessary to fund loan growth that is faster than normal deposit growth from retail customers in the Bank’s market area.

Results of Operations

The Company earned $762,447 or $.51 per share for the six months ended June 30, 2006, compared to $727 for same period in 2005.  Earnings accelerated in the second quarter compared to the first quarter due to increased loan originations and continued Federal Reserve rate increases in the second quarter.

Net Interest Income

For the six months ended June 30, 2006, interest and fee income from earning assets was $5,559,658, which represented a yield on earning assets of 7.93% compared to 7.73% in the first quarter of 2006.  Interest expense totaled $2,392,382 for the six months ending June 30, 2006 and represented a cost of interest-bearing liabilities of  3.66% compared to 3.44% during the first quarter 2006.  Net interest income was $3,167,276 for the six months ending June 30, 2006.  The net interest spread was 4.27% for the first half of 2006.  The net interest margin, which takes into the account the benefit from non-interest bearing liabilities, was 4.52% for the six months ending  June 30, 2006.

Provision for Loan Losses

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  The provision for loan losses increased by $309,911 during the first six months of 2006 bringing the allowance for loan loss to $1,684,825, which represents 1.25% of total loans outstanding.  The amount provided is due entirely to loan growth and management’s assessment of inherent risk in the loan portfolio.  The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and a timely identification of potential credit problems.  The evaluation of collectability takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and the review of specific problem loans.  Due to the limited operating history of the Bank, the provision for loan losses has been primarily a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.  Management does not allocate the allowance for loan losses to specific categories of loans, but evaluates the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on an estimate of the potential loss that is generally based on historical losses and/or collateral deficiencies.  Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type.  A combination of these results is compared monthly to the recorded allowance for loan losses, and material losses are adjusted by increasing or decreasing the provision for loan losses.  An independent third-party loan review is used to challenge and validate the loan grading system and to provide additional analysis in determining the adequacy of the loan loss provisions.   As of June 30, 2006, the Company did not have any loans 30 days or more past due or any charge-offs to date.

Other Income

For the six months ended June 30, 2006, other operating income totaled $170,459, consisting of service charges and other fees, primarily mortgage loan fees.

Other Expenses

For the six months ended June 30, 2006, other operating expenses totaled $1,796,893.  These expenses consisted of personnel expenses of $1,128,291, occupancy and equipment expenses of $234,924, and other expenses of $433,678.

Income Tax Expense

Income tax expense was $468,484 for the six months ending June 30, 2006.  No income tax expense was recorded for the same period in 2005 because of the cumulative net operating losses incurred to June 30, 2005.

Off-Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At June 30, 2006, the Bank had issued commitments to extend credit of $24,229,714 and letters of credit of $1,026,578 through various types of commercial lending arrangements at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on the Company’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

Capital

At June 30, 2006, total shareholders’ equity was $14,942,790 consisting of $15,156,099 in capital offset by an accumulated deficit of $43,404 and unrealized loss on available for sale securities, net of tax, of $169,905.

The Company and Bank were deemed well capitalized at June 30, 2006.  The following table presents the Company’s and Bank’s regulatory capital position at June 30, 2006:

	Company	Bank
Tier 1 Capital to Average Assets	9.85%	9.20%
Tier 1 Capital to Risk Weighted Assets	11.29%	10.53%
Total Capital to Risk Weighted Assets	12.55%	11.78%

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006 that have materially effected, or likely to materially effect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

On May 17, 2006, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing as directors those persons listed in the Company’s April 12, 2006 proxy statement and (b) ratifying the appointment of Porter Keadle Moore, LLP.

Andrew K. Walker, Carl E. Hansson and Jackson P. Turner, the nominees of the Board of Directors, were elected directors to serve another term.  Peter L. Gatti, Jim P. Meadows, John S. Martin, III, Brent H. Baker, and Charles Y. Allgood are the other directors of the Company and their terms of office continued after the meeting.

Nominees	Votes Cast For	Votes Withheld
Andrew K. Walker	953,000	0
Carl E. Hansson	953,000	0
Jackson P. Turner	950,750	2,250

The appointment of independent auditors also received the requisite number of affirmative votes required for approval pursuant to the bylaws of the Company.  Of the 1,502,000 outstanding shares of the Company, the vote was as follows: 947,750 shares voted for, 5,250 voted against, and no abstentions.

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

Date: August 11, 2006 Date: August 11, 2006	ALLIED BANCSHARES, INC. By: /s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: /s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.