Form 10QSB
period 2006-09-30
ALLIED BANCSHARES INC
filed 2006-11-14
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Common stock, $.10 par value per share: 1,504,000 shares

issued and outstanding as of November 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER  30, 2006

(UNAUDITED)

Assets
Cash and due from banks	$822,989
Federal funds sold	5,918,276
Total cash and cash equivalents	6,741,265
Investment securities	11,263,801
Other investments	1,154,792
Total securities	12,418,593
Loans	140,499,231
Less: Allowance for loan losses	(1,756,240)
Net loans	138,742,991
Premises and equipment, net	3,575,696
Accrued interest receivable and other assets	1,693,869
Total assets	$163,172,414

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$15,403,078
Interest bearing demand	12,380,086
Savings	4,520,696
Time, $100,000 or more	74,812,991
Other time deposits	39,374,526
Total deposits	146,491,377
Accrued interest payable and other liabilities	993,813
Total liabilities	147,485,190

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,504,000 shares issued and outstanding	150,400
Additional paid-in capital	15,039,700
Retained earnings	542,499
Accumulated other comprehensive income	(45,375)
Total stockholders’ equity	15,687,224
Total liabilities and stockholders’ equity	$163,172,414

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER  30,  2006 AND 2005

(UNAUDITED)

Three Months Ending September 30	Nine Months Ending September 30

	2006	2005	2006	2005
Interest income
Interest and fees on loans	$3,079,277	1,636,688	8,111,142	3,909,076
Deposits in banks	0	48,611	737	130,281
Federal funds sold	141,630	60,580	475,041	137,364
Investment securities	115,734	30,462	309,379	80,778
Total interest income	3,336,641	1,776,341	8,896,299	4,257,499

Interest expense
Interest bearing deposits	105,280	168,528	408,895	402,687
Time deposits	1,387,611	524,100	3,476,145	1,230,489
Other borrowed funds	0	362	232	362
Total interest expense	1,492,891	692,990	3,885,272	1,633,538

Net interest income	1,843,750	1,083,351	5,011,027	2,623,961

Provision for loan losses	71,415	173,633	381,326	464,892

Net interest income after provision for loan losses	1,772,335	909,718	4,629,701	2,159,069

Other income, service charges and other fees	76,863	82,253	247,321	224,766

Other expense
Salaries and benefits	599,235	513,518	1,727,527	1,386,385
Net occupancy and equipment expense	112,655	109,910	347,579	298,168
Other operating expenses	192,650	176,373	626,327	506,386
Total other expense	904,540	799,801	2,701,433	2,190,939

Income before income taxes	944,658	192,170	2,175,589	192,896

Income tax expense	358,755	0	827,239	0

Net earnings	$585,903	192,170	1,348,350	192,896

Basic earnings per share	$.39	.13	.90	.13
Diluted earnings per share	$.35	.13	.82	.13
Weighted average number of shares	1,502,348	1,500,261	1,502,117	1,500,088

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

Three Months Ending September 30	Nine Months Ending September 30

	2006	2005	2006	2005
Net earnings	$585,903	192,170	1,348,350	192,896
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale	200,855	(29,465)	(73,179)	(36,682)
Associated tax benefit (expense)	(76,325)	11,197	27,804	13,939
Other comprehensive income (loss)	124,530	(18,268)	(45,375)	(22,743)
Comprehensive income	$710,433	173,902	1,302,975	170,153

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net earnings	$1,348,350	192,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	245,142	181,053
Stock based compensation	42,003	0
Provision for loan loss	381,326	464,892
Increase in interest receivable and other assets	(359,102)	(146,840)
Increase in interest payable and other liabilities	435,335	302,155
Net cash provided by operating activities	2,093,055	994,156

Cash flows from investing activities:
Proceeds from investment securities called or redeemed	839,452	3,021,257
Purchases of investment securities	(8,296,388)	(4,094,150)
Purchases of other investments	(258,500)	(36,000)
Net increase in loans	(33,706,088)	(37,191,399)
Purchase of premises and equipment	(101,881)	(247,641)
Net cash used by investing activities	(41,513,405)	(38,547,933)

Cash flows from financing activities:
Net increase in deposits	33,470,225	43,253,151
Issuance of common stock	20,000	20,000
Net cash provided by financing activities	33,490,225	43,273,151

Net change in cash and cash equivalents	(5,930,125)	5,719,374

Cash and cash equivalents at beginning of the period	12,671,390	6,669,140

Cash and cash equivalents at end of period	$6,741,265	12,388,514

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(7,727)	22,743

Supplemental information: Interest paid	$3,885,272	1,633,537

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the nine months ended September 30, 2006 is as follows.

	Net Earnings	Common Shares	Per Share Amount
Basic earnings	$1,348,350	1,504,000	$.90
Effect of dilutive securities		141,788	(.08)
Diluted earnings per share	1,348,350	1,643,905	$.82

(3)

Stock Based Compensation

In connection with the Company’s formation and initial offering, the company issued 287,143 warrants to purchase its common stock at $10 per share.  During 2005, the Board of Directors approved the acceleration of all warrants.

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant. The options granted in 2004 become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2008. Options granted after 2004 become vested and exercisable in annual increments of 20% of the total shares on the anniversary date of the grant.   Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. During the first nine months of 2006, 2000 options were exercised and 500 shares were retired. The company did not grant any options during the nine months ended September 30, 2006.  Options granted under the 2004 Stock Option Plan total 129,500 shares at September 30, 2006 and represents all of the stock options issued and outstanding currently.    During the nine months ended September 30, 2006, 4,800 stock options vested, increasing the total number of shares vested to 44,300.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $42,000 for the nine months ending September 30, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the third quarter of 2006.  As of September 30, 2006, there was

$144,277 of unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of 4 years.    The Company did not recognize any compensation expense for employee stock options for the nine months ended September 30, 2005.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of September 30, 2006.

	Nine Months Ended September 30,
	2006	2005

Net Income, as reported	$1,348,350	192,896
Deduct: Total stock based employee compensation expense
determined under fair value method for all awards	0	(56,333)
Proforma net income	$1,348,350	136,563

Basic earnings per share:
As reported	$ .90	.13
Pro forma	$ .90	.09

Diluted earnings per share:
As reported	$ .82	.13
Pro forma	$ .82	.09

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the three months and nine months ended September 30, 2006.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.

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

Business of the Company and the Bank

The Company

Allied Bancshares, Inc. (sometimes referred to as “Allied Bancshares” or the “Company”) was incorporated on June 4, 2003 to organize and serve as the bank holding company for First National Bank of Forsyth County (sometimes referred to as “First National of Forsyth” or the “Bank”).  After receiving all regulatory approvals, Allied Bancshares capitalized the Bank in return for all its outstanding stock.  The Bank opened for business on April 5, 2004.   As of September 30, 2006, the Bank was the sole subsidiary of the Company.

The Bank

First National of Forsyth is chartered as a national bank and conducts business from two full service locations.  The main office was constructed at 1700 Market Place Boulevard, Cumming, Forsyth County, Georgia. A full-service branch office located at 311 Green Street in Gainesville, Hall County, Georgia opened for business on April 12, 2004.  The Hall County branch operates under the trade name “First National Bank of Hall County”.

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

Financial Condition

As of September 30, 2006, the Company had total assets of $163.2 million, an increase of $5.8 million during the third quarter of 2006 and an increase of $35.5 million from December 31, 2005.  The increase in both time periods consists primarily of an increase in total loans.  The Bank’s loan portfolio totaled $140.5 at September 30, 2006, an increase of $5.9 million in the third quarter and an increase of $33.6 million from December 31, 2005. The growth of loans outstanding in the third quarter 2006 does not match the growth rate of approximately  $14 million per quarter experienced in the first half of 2006 because of a spike in loan repayments in the third quarter.  Loan growth in the fourth quarter 2006 is expected to match that of the first two quarters of 2006.

Because the Bank  is located in high growth areas, lending is concentrated in real estate projects.  At September 30, 2006, approximately 90% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds.  The Bank’s market areas have not experienced a significant downturn in demand for residential or commercial real estate projects.  The population boom in Forsyth and Hall counties and the influx of businesses to serve the population growth has served to sustain the business expansion without the overbuilding seen in other markets.

In addition to the loans outstanding, the Bank has sold loan participations to other banks when the total loan request exceeds the Bank’s legal lending limit.  At September 30, 2006, $34.0 million had been participated to other banks.   In addition, the Bank has unfunded loan commitments of $30.8 million, as discussed in a separate section below.

At September 30, 2006, cash and cash equivalents totaled $6.7 million, a decrease of $3.3 million from June 30, 2006.  Investment securities increased to $11.3 million at September 30, 2006 from $8.1 million at June 30, 2006 to provide additional liquidity.  The unrealized loss on investment securities at September 30, 2006 was $45,000 after tax benefits are considered.  Other investments include a $500,000 investment in the common stock of Alliance Bancshares, Inc of Dalton Georgia.  The stock is not exchange traded and is reflected at cost on the balance sheet.  Based on the most recent trades, the investment has an unrealized gain of approximately $146,000.

The allowance for loan losses at September 30, 2006 was $1,756,000, or 1.25% of total loans compared to $1,375,000 at December 31, 2005.  The increase in the allowance has been due solely to the growth in loans. Due to the limited operating history of the Bank, the provision for loan losses has been primarily a result of management’s assessment of general loan loss risk of banks of similar size and maturity The Bank has experienced no change-offs since it opened for business.  As of September 30, 2006, the Company did not have any loans more 30 days past due.

Total deposits at September 30, 2006 were $146.5 million, an increase of 4.8 million from June 30, 2006 and $33.5 million from December 31, 2005.  The deposit mix at September 30, 2006 was as follows: $15.4 million (11% of total deposits) in noninterest bearing demand deposits; $12.4 million (8% of total deposits) in interest checking accounts; $4.5 million (3% of total deposits) in savings accounts; and $114.2 million (78% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits. Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.

Total shareholder’s equity at September 30, 2006 was $15.7 million, an  increase of $1.4 million or 10% from December 31, 2005.  The change in equity capital over this time period resulted almost entirely from net income earned during the period.

Liquidity

The Bank must maintain on a daily basis sufficient funds to cover depositor withdrawals and to supply new borrowers with funds.  To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, purchases and sells Federal funds, and invests in securities classified as available for sale.  Asset and liability maturities are monitored in order to avoid significant mismatches which could impact liquidity adversely.  It is the policy of the Bank to monitor its liquidity to achieve earnings enhancements and meet regulatory requirements while funding its obligations.

Liquidity is monitored daily and formally measured on a monthly basis.  As of September 30, 2006, the Bank’s liquidity ratio was 11% and was above the Bank’s policy minimum of 10%.

The Bank’s robust loan demand has outpaced deposit growth in the Bank’s market area.  As a result the Bank utilizes wholesale funding, including brokered deposits.  These deposits can be acquired at a lower cost and in larger volumes than in the local market place.  Brokered time deposits at September 30, 2006 totaled $41.2 million or 28% of total deposits.

Cash, cash equivalents and federal funds sold represent the Bank’s main sources of short term liquidity for funding loans and as well as a source of earnings enhancement.  In addition, Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing funds through various borrowing arrangements.  At September 30, 2006 the Bank had available borrowing capacity of $19.5 million through such arrangements and available lines of credit.  The liquidity and available sources of deposit funds are viewed as sufficient to support the current operating needs and growth opportunities of the bank.

Results of Operations

The Company earned $586,000, or $.39 per share for the quarter ended September 30, 2006, and $1,348,000, or $.90 per share for the nine months ended September 30, 2006.

Net interest income is the major component of the Bank’s earnings and for the three months ended September 30, 2006 was $1,844,000, an increase of $761,000 or 70% from $1,084,000 for the three months ended September 30, 2005.  The Company’s September 30, 2006 tax equivalent net interest margin of 4.72% represents an increase of 42 basis points from the year ago period.

Total interest income for the three months ended September 30, 2006 was $3,337,000, an increase of $1,560,000 from the year ago period.  The yield on earning assets for the third quarter 2006 was 8.53%.  The overall increase in yield on earning assets from the year-ago period versus the three months ended September 30, 2006 principally results from a 50% increase in average loans (which represents  84% of earning assets) and the prime lending rate rising 200 basis points affecting  70% of the Bank’s loan portfolio which are prime-based.

Total interest expense for the three months ended September 30, 2006 was $1,493,000 compared to $693,000 in the year ago period, an increase of $800,000 or 115%.  The cost of funds in the third quarter 2006 was 4.64% and was 143 basis points higher than the year ago rate of 3.21%.  The overall rise in the cost of funds from the year-ago period versus the three months ended September 30, 2006 results from the Bank aggressively pricing deposits needed to fund loan growth, primarily certificates of deposit.

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  For the three months ended September 30, 2006, the provision for loan losses was $71,400, increasing the allowance for loan loss to $1,756,000, which represents 1.25% of total loans outstanding.  Although the Bank maintains a higher allowance than our peer group, management believes the comparatively strong growth of the Company’s loan portfolio warrants a conservative stance in providing for potential losses, regardless of its impact on reported earnings.

Other income for the three and nine months ended September 30, 2006 totaled $77,000 and 247,000, respectively.  This income primarily consisted of service charges and mortgage loan fees.

Other expenses for the three and nine months ended September 30, 2006 totaled $905,000 and 2,701,000, respectively.  These expenses consisted of personnel expenses of $599,000 and 1,728,000, respectively, occupancy and equipment expenses of $113,000 and $349,000, respectively, and other expenses of $192,600 and $626,300, respectively.

Income tax expense for the three and nine months ended September 30, 2006 was $359,000 and $827,000, respectively.

The Company’s earnings of $586,000 for the three months ended September 30, 2006 represented a return on average assets of  1.46% and a return on average equity was 15.30%    For the nine months ended September 30, 2006, the ROA was 1.24% and the return on average equity was 12.0%.  The higher performance ratios realized in the third quarter 2006 compared to the nine month period is due to a lower level of net loan origination  and a smaller provision for loan loss during the quarter compared to the first two quarters of 2006.  This resulted in higher earnings during the third quarter 2006 that would have otherwise been recorded if loan growth was at the pace of the first half of 2006.

Off-Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At September 30, 2006, the Bank had issued commitments to extend credit of $30,786,000 and letters of credit of $1,487,000 through various types of commercial lending arrangements at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on the Company’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

Capital

The Company and the Bank are subject to various capital requirements administered by regulatory authorities.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting guidelines.  The Company’s capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined by the regulations) to total average assets (as defined), and minimum ratios of Tier 1and total capital (as defined) to risk-weighted assets (as defined).  As of  September 30, 2006, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action.  To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below.  The Company’s ratios are presented in the following table.  Capital levels at the Parent Company approximate those of the Bank.  The Bank’s capital ratios exceed the minimum requirements to be considered “Well Capitalized”.

	Company	Bank	To Be Well Capitalized
Tier 1 Capital to Average Assets	9.73%	9.09%	8.00%
Tier 1 Capital to Risk Weighted Assets	11.17%	10.42%	6.00%
Total Capital to Risk Weighted Assets	12.42%	11.67%	10.00%

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number	Exhibit	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1)	--
3.2	Bylaws(1)	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement(4)	--
10.10*	Amendment to Employment Agreement of Sam R. Story, III(5)	--
10.11*	Amendment to Employment Agreement of Richard E. Bell(6)	--
31	Rule 13a-14(a)/15d-14(a) Certifications	--
32	Section 1350 Certifications	--

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

(4)  Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2004 (SEC File No. 333-109462).

(5)  Previously filed as an exhibit to the registrant’s current report on Form 8-K dated November 8, 2006 (SEC File No. 333-109462).

(6)  Previously filed as an exhibit to the registrant’s amended current report on Form 8-K dated November 13, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006 Date: November 14, 2006	ALLIED BANCSHARES, INC. By: /s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: /s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.