Form 10KSB
period 2006-12-31
ALLIED BANCSHARES INC
filed 2007-03-30
CIK 1259339

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2006	Commission File Number 333-109462

ALLIED BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	92-0184877 (I.R.S. Employer Identification No.)

1700 Market Place Boulevard Cumming, Georgia (Address of principal executive offices)	30041 (Zip Code)

(770) 888-0063 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Check whether the issuer:  (1) filed all reports required to be filed by Section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required  to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $13,056,036.

The aggregate market value of the issuer’s  voting stock held by non-affiliates of the issuer as of March 13, 2006, was $27,036,000 based on recent private sales known to the issuer at an average price of $18.00 per share.  There is no established trading market for the issuer’s stock.

The number of shares outstanding of the issuer’s class of common stock, as of March 13, 2007 was 1,504,000 shares of common stock.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business of the Company and the Bank

The Company

Allied Bancshares, Inc. (sometimes referred to as “Allied Bancshares” or the “Company”) was incorporated on June 4, 2003 to organize and serve as the bank holding company for First National Bank of Forsyth County (sometimes referred to as “First National of Forsyth” or the “Bank”).  After receiving all regulatory approvals, Allied Bancshares capitalized the Bank in return for all its outstanding stock.  The Bank opened for business on April 5, 2004.   As of December 31, 2006, the Bank was the sole subsidiary of the Company.

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

The Bank’s lending business consists of loan originations primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings.  We also lend to residential contractors and developers in our market areas.  We attempt to obtain a security interest in real estate whenever possible.  As of December 31, 2006 approximately 93% of our loan portfolio was secured by real estate.  In addition, we make loans to small and medium-sized commercial businesses and to consumers for a variety of purposes.

The Bank’s loan portfolio at December 31, 2006, totaled $162.8 million and was comprised as follows:

(Dollars in thousands)	Amount	Percentage of Portfolio
Real estate – mortgage	$ 86,767	53.3%
Real estate – construction	64,117	39.4
Commercial	4,605	2.8
Consumer and other	7,352	4.5
Total	$162,841	100.0%

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

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The Bank is authorized to accept and pay interest on deposits from individuals, corporations, partnerships and any other type of legal entity, including fiduciaries, such as private trusts.  Deposits are insured by the FDIC in an amount up to $100,000 in non-retirement accounts.

Under the FDIC’s new rules that became effective April 1, 2006, up to $250,000 in insurance is provided for the deposits a consumer has in a variety of retirement accounts, primarily traditional and Roth IRAs, at one insured institution.

Deposits totaled $168 million at December 31, 2006.  The following table sets forth the mix of depository accounts of the Bank as a percentage of total deposits at December 31, 2006:

(Dollars in thousands)	Amount	Percentage of Portfolio
Non-interest bearing demand	$ 16,029	9.5%
Interest-bearing demand	17,625	10.5%
Saving	5,708	3.4%
Time deposits	129,011	76.6%
Total	$168,374	100.0%

The Bank primarily serves the residents of Cumming and Forsyth County and Gainesville and Hall County, which is adjacent to Forsyth County.   Forsyth County has grown approximately 51.0% from 2000 through 2005 according to U. S. Census Bureau statistics.  The number of residents in Forsyth County in 2000 was approximately 98,400 persons.  The number of residents in Forsyth County had grown to nearly 148,400 by 2005.  Cumming and Forsyth County have a diverse economy, including retail, manufacturing, service and agricultural industries.  Cumming also serves as the county seat for Forsyth County, Georgia, with a significant number of residents employed in government.  Cumming, located approximately 40 miles north of Atlanta, Georgia and 23 miles southwest of Gainesville, Georgia, is situated in the center of the development corridor extending north from Atlanta between Interstate 75 and Interstate 85.

Hall County has grown approximately 21% from the year 2000 through 2005 according to U. S. Census Bureau statistics. The number of residents in Hall County in 2000 was approximately 139,300 persons. The number of residents in Hall County had grown to nearly 168,000 by 2006.  Gainesville and Hall County have a diverse economy, including retail, manufacturing, service and agricultural industries.  Gainesville also serves as the county seat for Hall County, Georgia, with a significant number of residents employed in government. Gainesville, located approximately 50 miles northeast of Atlanta, Georgia and 23 miles northeast of Cumming, Georgia, is situated on Interstate 985 which connects to Interstate 85 north of Atlanta.  Although the Bank operates primarily in Forsyth and Hall counties, the Bank is active in the adjacent counties of Gwinnett, Cherokee and Dawson.

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

Deposits

 Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. Most deposits are obtained from individuals and businesses in the Bank’s market areas.  In addition, the Bank accepts brokered deposits which are funds obtained from depositors outside the Bank’s primary market area through third parties generally at a lower cost than funds of similar maturities can be obtained locally.  The Bank solicits deposits by offering depositors competitive interest rates not significantly above rates paid by other competitors.  It also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities, 24-hour automated teller machines, and telephone banking.  During 2006 internet banking was available for the Bank’s customers to use for their online balance inquiry, reviewing transaction history, transferring among accounts, and bill paying.

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

Market Area and Competition

The Bank competes with local as well as with regional financial institutions in its markets.  In addition, the bank competes with credit unions and other finance companies. The banking business continues to be competitive in the Forsyth and Hall county markets. The banking industry continues to experience increased competition for deposits from brokerage firms and money market mutual funds.

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

Securities and Short-Term Investments

After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investment securities and short term investments.    The Bank invests in U.S. Agency obligations guaranteed as to principal and interest by the United States, primarily.  Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.  It invests excess funds in Federal funds with correspondent banks.  The sale of Federal funds amounts to a short-term loan from the Bank to another bank.  The Bank also deposits excess funds in interest bearing accounts in other banks which provide daily liquidity.

Asset and Liability Management

The Bank’s objective is to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Certain officers are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of deposits obtained directly from individuals and businesses or through third parties.  Management invests the largest portion of the Bank’s assets in variable rate loans so that the repricing of earning assets is matched against the repricing of deposits to minimize the impact of substantial movements in interest rates on the Company’s earnings.

Employees

As of December 31, 2006, First National Bank of Forsyth County had 26 full-time employees.  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys a satisfactory relationship with employees.   Allied Bancshares does not have any employees who are not also employees of  First National Bank of Forsyth County.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has elected to not become a financial holding company.

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

The capital thresholds established for each of the categories are as follows:

Capital Category	Tier 1 Capital to Average Assets	Tier 1 Capital to Risk Weighted Assets	Total Capital to Risk Weighted Assets
Well Capitalized	5% or more	6% or more	10% or more

Adequately Capitalized	4% or more	4% or more	8% or more

Undercapitalized	Less than 4%	Less than 4%	Less than 8%

Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%

Critically Undercapitalized	2% or less tangible equity	---	---

The capital guidelines can affect Allied Bancshares in several ways.  The Company’s capital levels are more than adequate.  However, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary.

The OCC requires First National of Forsyth to maintain a ratio of Tier 1 capital to average assets of at least 8% during the first three years of operation, which it has.  As of December 31, 2006 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Tier 1 Capital to Total Average Assets	8.86%	8.30%
Tier 1 Capital to Risk Weighted Assets	9.90%	9.27%
Risk Based Capital to Risk Weighted Assets	11.14%	10.51%

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Bank’s main office facility is a two-story building consisting of 10,000 square feet located on a 1.34 acre tract of land at 1700 Market Place Boulevard, Cumming, Forsyth County, Georgia, near the intersection of Georgia Highway 400 and Georgia Route 20.  The Bank owns the land and building and is the only occupant.  The property has three drive-up windows and an automated teller machine.  Under a lease the Bank occupies a second full service branch facility located at 311 Green Street in Gainesville, Hall County, Georgia, near the downtown business district.  The facility is leased for a 3-year term ending on February 29, 2010.  It consists of 5,778 usable square feet on the first floor of a five story building.  The branch has two drive-up windows and an automated teller machine.   In the opinion of management, all properties including improvements and furnishings are adequately insured.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

On March 13, 2007, the Company had approximately 612 shareholders of record who owned an aggregate of 1,504,000 shares.

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

The following information is required by Item 701 of Regulation S-B.

(1)

Grants of Unregistered Stock Options

(i)

In October of 2006, the Company issued to two officers of the Company stock options to purchase 10,000 shares of common stock.

(ii)

Not applicable [Item 701(c) information].

(iii)

The SEC’s registration statement and prospectus requirements do not apply to the Company’s grant of stock options to the Company’s officers because the transactions are exempt from registration under Section 4(2) of the Securities Act.

(iv)

The Company issued the stock options under the terms of its 2004 Stock Option Plan.  Each option is exercisable in annual 20% increments beginning October 18, 2007, and has an exercise price of $20.00 per share.

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

SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

FOR THE YEAR	2006	2005
Net interest income including loan fees	$ 7,102	3,936
Provision for loan losses	661	720
Non-interest income	320	285
Non-interest expense	3,647	3,192
Net earnings	1,911	798

PER COMMON SHARE
Basic earnings	$ 1.27	.53
Diluted earnings	1.13	.51
Cash dividends declared	-0-	-0-
Book value	10.80	9.51

AT YEAR END
Loans, gross	$162,841	106,793
Earnings assets	183,403	121,658
Total assets	190,831	127,864
Total deposits	168,374	113,021
Shareholders' equity	16,249	14,212
Common shares outstanding	1,504	1,502

AVERAGE BALANCES
Loans, gross	$131,183	77,896
Earnings assets	154,191	92,899
Assets	159,750	97,838
Deposits	143561	84,489
Stockholders' equity	15,239	13,516
Weighted average shares outstanding	1,503	1,501

KEY PERFORMANCE RATIOS
Return on average assets	1.20%	.82%
Return on average stockholders' equity	12.54%	5.90%
Net interest margin	4.60%	4.24%
Average equity to average assets	9.53%	13.81%

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

Executive Overview

Allied Bancshares, Inc., headquartered in Cumming, Georgia, consists of a single subsidiary bank, First National Bank of Forsyth County, with approximately $191 million in total consolidated assets as of December 31, 2006.  The Bank focuses on strong asset quality and a growth strategy which resulted in cumulative profitability in less than twenty-eight months after commencing business operations on April 5, 2004.  As a bank holding company, the results of operations are almost entirely dependent on the results of operations of our subsidiary bank.

Like most community banks, the majority of our income is derived from interest received on our loans and investments. The primary source of funds for making these loans and investments is our deposits, on which interest is paid.  Approximately 89% of total deposits and borrowings are interest-bearing.  Consequently, one of the key measures of success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield earned on these interest-earning assets and the rate paid on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so an allowance for loan losses is maintained to absorb potential losses on existing loans that may become uncollectible. The allowance is maintained by charging a provision for loan losses against our operating earnings for each period. A detailed discussion of this process and several tables describing our allowance for loan losses are included below.

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

We measure and monitor the following factors as key indicators of our financial performance:

•

 Net income and earnings per share

•

 Loan and deposit growth

•

 Credit quality

 Financial performance for the year ended December 31, 2006 versus the year ended December 31, 2005:

•

 Net income of $1.9 million versus earnings of  $798,000

•

 Diluted earnings per share of $1.13 compared to $.51

•

 Net interest margin of 4.61% compared to 4.24%

•

 Loan growth of $56 million or 52%

•

 Deposit growth of $55 million or 49%

•

 Return on average assets of  1.20% compared to .82%

•

 Return on average equity of  12.5% compared to 5.90%

•

 Nonperforming assets ratio of  0% in each period

•

 Net charge-off ratio of 0% each period

Effect of Economic Trends

Since the Bank opened for business in April 2004, the Bank’s rates on both short-term or variable rate interest-earning assets and short-term or variable rate interest-bearing liabilities have increased primarily as a result of the actions taken by the Federal Reserve.  During 2006, the economy continued to strengthen.  Interest rates increased 100 basis points in the first half of the year and were stable for the remainder of 2006.  Against this backdrop of economic and interest rate trends, business activity in our market areas was excellent.

The specific economic and credit risks associated with the Bank’s loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas are excellent.  The Bank’s growth has been robust and not significantly impacted by any adverse economic conditions.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements as of December 31, 2006 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  The determination of the Bank’s allowance for loan losses and provision for income taxes have been identified as critical accounting policies.

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

Financial Condition

The following discussion focuses on significant changes in the financial condition during the year ended December 31, 2006 and 2005.  Since the Bank did not open for business until April 5, 2004, comparison of 2005 and 2006 amounts to 2004 results would not be meaningful.

Key changes in the consolidated balance sheet at December 31, 2006 and 2005 are presented below.

Total Assets.   Total assets at December 31, 2006 were $190.8 million, an increase of $62.9 million or 49% from the December 31, 2005 balance of $127.9 million.  The increase is principally attributable to an increase of $56.0 million in gross loans and an increase in investment securities of $7.5 million.   The overall growth in 2006 exceeded management’s growth objectives.

Total Loans.  Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans at December 31, 2006 were $162.8 million, an increase of $56.0 million or 52% for the year.  Real estate loans are the primary loan category and represented 93 % of total loans outstanding at December 31, 2006.

Total Deposits and Borrowed Funds.  Total deposits at December 31, 2006 were $168.3 million, an increase of $55.4 million or 49% from the December 31, 2005 balance of $113.0 million.  Other borrowed funds in the form of Federal Home Bank of Atlanta advances totaled $5.0 million at December 31, 2006 compared to no borrowings in 2005. These funds have been used to fund loan growth. The utilization of deposits to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-deposits ratio (including FHLB advances) was 93.9 % and 94.5% at December 31, 2006 and 2005, respectively.  The change in deposits from the prior year-end is attributable to a $7.7 million increase in noninterest bearing demand, a $2.4 million decrease in NOW and money market account balances, a $1.3 million increase in savings account balances, and a $48.7 million increase in time deposits.

Total  Capital.  For the twelve months ending December 31, 2006, the Company’s equity capital increased $1,964,000 from the prior period. The change in equity capital over the twelve month period resulted from an increase of $1,911,000 in net income, an increase of $20,000 relating to the exercise of stock options, an increase in Additional Paid in Capital of $56,000 from expensing stock based compensation, offset by a $23,000 increase in unrealized gains on securities available for sale.

Results of Operations, For the Years Ended December 31, 2006 and 2005

Net Interest Income and Earning Assets.   Allied Bancshares recorded net income of $1,911,000 or $1.27 per common share for the year ended December 31, 2006. During 2005, the Company’s earnings were $798,000 or $.53 per common share.

The Company’s profitability is determined by its ability to manage effectively interest income and expense, minimize loan and security losses, generate noninterest income, and control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, the Bank’s ability to generate net interest income depends upon its ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets increased to 4.61% for the year ended December 31, 2006 from 4.24% for the year ended December 31, 2005. The increases in interest rates by the Federal Reserve in 2006 and additional loan volume were matched by increases in funding costs during the year.  In 2006, the average yield on interest-earning assets increased to 8.26% from

6.88% in 2005 and the average yield on interest-bearing liabilities increased to 4.41% in 2006 from 3.18% in 2005. The overall change in the interest rate spread from 2005 to 2006 was an increase of 15 basis points. The increase in the net interest spread was due to balance sheet growth being dominated by loan growth, primarily variable rate loans which benefited from Federal Reserve rate increases immediately, while deposits cost increases lagged.  Total average interest-earning assets in 2006 were $154.2 million, an increase of $61.3 million from $92.9 million at December 31, 2005.   The growth in loan portfolios was accompanied by competitive pricing limiting fee income generation on loans.

Net interest income increased by $3,166,000 to $7,102,000 in 2006.  The increase reflects the strong growth in loans during 2006. The change in net interest income is primarily the result of the increases in net volume rather than changes in net interest rates.

Other Income. Other income totaled $320,000 in 2006.  Of this amount, service charges on deposit accounts represented $86,000, mortgage origination fees represented $137,000 and other service charges and fees of $97,000.

Other Expense. Other expense totaled $3,647,000 for the year ended December 31, 2006.   Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $212,000  to $2,305,000 for the 2006.  The number of full-time equivalent employees increased by 1 person to totaled 26 people in 2006.   Most of the increase was attributable to incentive compensation.  Net occupancy and equipment expense increased $59,000 to $466,000 in 2006.  Other operating expenses increased by $183,000 for the year ended December 31, 2006 compared to 2005. Significant increases in other operating expenses include $40,000 in data processing expenses, $35,000 in property taxes and $25,000 in directors’ fees.   Included in total other expense in 2005 was $191,000 which represented the cost associated with the acceleration of vesting of director warrants.

Income Tax Expense. The income tax expense was $1,204,000 on a consolidated basis compared to a tax  benefit of $490,000 in 2005.   The Company was deemed sustainably profitable in 2005 and was able to recognize the tax benefit from deferred taxes from the inception of the Company’s operation in 2004.

Net Income. Net income was $1,911,000 for 2006 compared to $798,000 in 2005.   The improvement in net income was due to the volume of earning assets adding during the year and rising interest rates that allowed earning assets to reprice upward faster that the repricing of deposits.

Asset Quality. The provision for loan losses was $661,000 during 2006 compared to $720,000 in 2005.  The bank’s policy is to provide an allowance for loan loss equal to 1.25% of loans outstanding.  The increase in the provision was due to loan growth exclusively. The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. See also our discussion of the loan loss allowance in the “Critical Accounting Policies” section included in this report.

The following table presents details of the provision for loan losses.  We have no loans on non-accrual and no loans are past due with regard to payment of interest and principal.    Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss.   Consumer loans, however, may be secured by consumer goods and automobiles or may be unsecured and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonperforming loans or charge-offs typically presented by banks  is not meaningful for First National Bank of Forsyth County because the bank had no nonperforming loans or charge-offs during 2006 and 2005.

Analysis of the Allowance for Loan Losses

	Years ended December 31,
(Dollars in thousands)	2006	2005
Total charge-offs	$ 0	0
Total recoveries	0	0
Net charge-offs (recoveries)	0	0
Total non-accrual loans	0	0
Loans past due 90 days	0	0
Other real estate	0	0
Provision for loan losses	660,603	719,616
Allowance/Total loans	1.25%	1.29%
Net charge-offs (recoveries)/Average loans	NA	NA
Allowance/Nonperforming loans	NA	NA

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

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2006 and December 31, 2005 are as follows:

Loan Commitments and Standby Letters of Credit

	December 31,
(Amounts in thousands)	2006	2005
Commitments to extend credit	$28,363	19,308
Financial standby letters of credit	1,390	910
Total	$29,753	20,218

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

Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. At December 31, 2006, our liquidity ratio was 12%. Liquidity is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event the Bank needs to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the Bank.   Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2006, the Bank had a borrowing capacity totaling approximately $7.5 million through available lines of credit. We believe our short-term investments, available borrowing arrangements and access to brokered deposits are adequate to cover any reasonably anticipated immediate need for funds.

As of December 31, 2006, Allied Bancshares, Inc. and its subsidiary bank were considered to be well-capitalized as defined in the FDICIA and based on regulatory minimum capital requirements. Allied Bancshares, Inc. and First National Bank of Forsyth County capital ratios as of December 31, 2006 are presented in the following table:

Capital Ratios

	Capital Ratios	For Capital Adequacy Purposes	To Be Well Capitalized
Total Capital to Risk Weighted Assets:
Consolidated company	11.14%	8.00%	N/A
Bank	10.51	8.00	10.00

Tier 1 Capital to Risk Weighted Assets:
Consolidated company	9.90	4.00	N/A
Bank	9.27	4.00	6.00

Tier 1 Capital to Average Assets:
Consolidated company	8.86	4.00	N/A
Bank	8.30	4.00	5.00

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

Average Balance Sheets, Interest and Rates

	For the Years Ended December 31,
	2006			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$ 13,475	669	4.96%	11,473	368	3.21%
Taxable securities	8,441	399	4.73%	3,530	126	3.56
Non-taxable securities	1,092	46	4.21%	-	-	-
Loans	131,183	11,622	8.86%	77,896	5,895	7.57
Total interest earning assets	154,191	12,736	8.26%	92,899	6,389	6.88
Other assets	5,559			4,939
Total assets	159,750			97,838

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	24,260	580	2.39%	24,285	575	2.37
Time	103,215	5,045	4.89%	52,948	1,877	3.55
Other borrowed funds	156	9	5.87%	16	1	3.96
Total interest- bearing liabilities	127,632	5,634	4.41%	77,249	2,453	3.18
Other non-interest bearing liabilities	16,878			9,116
Shareholders' equity	15,239			11,473
Total liabilities and stockholder’s equity	159,750			97,838

Net interest income		7,102			3,936
Net interest spread			3.85%			3.70%
Net interest margin			4.61%			4.24%

__________________________________

(1)          Average balances were determined using daily average balances.

(2)          Average balances of loans are net of fees and nonaccrual loans.

(3)          Average unrealized gains (losses) on securities (all are taxable) available for sale, net of tax, have been included in  stockholders’ equity at ($92,088) and ($17,809) for 2006 and 2005, respectively.

(4)          Interest and fees on loans include $911,899 and $618,369 of loan fee income for the years ended December 31, 2006 and 2005, respectively.

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

Volume, Rate and Mix Analysis

	2006 over 2005
	Increase (decrease) due to change in:
	Volume	Rate	Mix	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$ 64,158	201,925	35,228	301,311
Investment securities	213,982	38,798	65,982	318,761
Loans	4,032,675	1,006,375	688,440	5,727,490
Total interest income	4,310,815	1,247,098	789,649	6,347,562

Interest paid on:
Demand	(587)	5,269	(5)	4,677
Time	1,782,261	710,798	674,801	3,167,860
Other borrowed funds	5,791	271	2,479	8,541
Total interest expense	1,787,465	716,338	677,275	3,181,078
Net interest income	$2,523,350	530,760	112,374	3,166,484

	2005 over 2004
	Increase (decrease) due to change in:
	Volume	Rate	Mix	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$ 279,206	(15,572)	(31,952)	231,682
Investment securities	43,612	18,546	17,533	79,692
Loans	3,797,063	176,771	459,056	4,432,889
Total interest income	4,119,881	179,745	444,637	4,744,263

Interest paid on:
Demand	365,767	10,851	22,577	399,196
Time	1,067,792	112,332	388,345	1,568,469
Other borrowed funds	(5,658)	1,775	(1,184)	(5,067)
Total interest expense	1,427,901	124,958	409,738	1,962,598
Net interest income	$2,691,979	54,787	34,899	2,781,665

Market Risk and Interest Rate Sensitivity

Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to Bank’s board of directors monthly and  the Asset and Liability Management Committee of the Bank’s board of directors on a quarterly basis for a more in-depth discussion. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our yields on earning assets and rates paid on liabilities changed concurrently and with the same magnitude, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At December 31, 2006 our cumulative one year interest rate sensitivity gap ratio was 1.02. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

Maturity/Repricing of Assets and Liabilities

(Amounts in thousands)	1 Year or Less	Over 1 year Through 2 years	Over 2 yrs Through 5 years	Over 5 Years	Total
Interest earning assets
Fed funds sold and deposits in banks	$ 8,728	-	-	-	8,728
Investment securities	-	-	-	10,951	10,951
Other investments	883	-	-	-	883
Adjustable rate loans	106,009	-	-	-	106,009
Fixed rate loans	25,204	9,717	19,660	2,251	56,532
Total interest earning assets	140,825	9,717	19,660	13,202	183,403

Interest bearing liabilities
Interest bearing demand (NOW & MMDA)	$ 17,625	-	-	-	17,625
Savings	5,708	-	-	-	5,708
Time deposits	112,279	8,150	8,582	-	129,011
Other borrowed funds	5,000	-	-	-	5,000
Total interest bearing liabilities	140,612	8,150	8,582	-	157,345

Interest rate sensitivity gap	$ 213	1,567	11,078	13,202

Cumulative interest rate sensitivity gap	$ 213	1,780	12,858	26,060

Cumulative interest rate sensitivity gap to total assets	.11%	.93%	6.74%	13.66%

(1)    Does not include Alliance Bancshares, Inc. common stock, which is not interest rate sensitive.

Management believes the measurement of interest rate risk using gap analysis is enhanced when used in conjunction with an earnings simulation model.  As of December 31, 2006, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 200 basis point increase and decrease in interest rates.

Twelve Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+200	12.8%
Flat	—
-200	(13.6)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, as of December 31, 2006 approximately 71% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year.

Securities Portfolio

Types of Securities

The following table sets forth the carrying value of securities held by the Bank as of the dates indicated:

December 31,

	2006	2005
U.S. government agencies	$2,000,625	2,055,803
Mortgage-backed securities	4,914,864	933,104
CMO’s	769,568	922,300
Municipal bonds	3,265,806	-
Equity securities	1,382,692	896,292
Total	$12,333,555	4,807,499

(1)  Equity securities consist of Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and Alliance Bancshares, Inc. common stock.  For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

 Maturities

The amounts of debt securities as of December 31, 2006 are shown in the following table according to contractual maturities.

(Dollars in thousands)	< One year	1 – 5 Years	5-10 Years	> 10 Years	Total	Weighted Average Yield
U.S. Treasuries & Agencies	$ -	-	2,001	-	2,001	3.45%
Mortgage backed securities	-	-	734	4,180	4,914	4.97%
CMO.s	-	-	-	770	770	4.55%
Municipal bonds	-	-	-	3,266	3,266	4.15%
Total	-	-	2,735	8,216	10,951	4.42%

              Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Loan Portfolio

Types of Loans

The following table sets forth loans by purpose as of the dates indicated therein:

(Dollars in thousands)	For the Years Ended December 31,

2006	2005

Classification	$	%	$	%
Commercial	4,605	2.8%	4,302	4.0%
Real estate – construction	64,117	39.4%	37,073	34.7%
Real estate – mortgage	86,767	53.3%	60,976	57.1%
Consumer and other	7,352	4.5%	4,442	4.2%
Total	162,841	100.0%	106,793	100.0%
Allowance for loan loss	(2,035)		(1,375)
Net loans	160,806		105,418

Maturities and Sensitivities to Changes in Interest Rates

Selected loans as of December 31, 2006 are shown in the following table according to contractual maturity, amounts in thousands.

(Dollars in thousands)	One year or Less	Over one to Five years

Commercial, financial and agricultural	$ 3,226	1,379
Real estate – construction	51,583	12,534
Total	$ 54,809	13,913

The following table summarizes loans at December 31, 2006 with the due date after one year for predetermined and floating or adjustable interest rates.

(Dollars in thousands)	Rate Structure for Loans Maturing over One Year

	Adjustable Rate	Fixed Rate	Total
Commercial	$ 128	1,251	1,379
Real estate – construction	12,494	40	12,534
Total	$ 12,622	1,291	13,913

 Risk Elements

The company has no non-performing loans outstanding at December 31, 2006 and December 31, 2005.  The Company has no reduction in interest income from nonaccrual loans under their original terms and no interest income that was recorded on nonaccrual loans.

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

Summary of Loan Loss Experience

(Dollars in thousands)	2006	2005
Allowance at beginning of year	$1,375	655
Charge-offs	-	-
Recoveries	-	-
Net charge offs	-	-
Provisions charged to earnings	661	720
Allowance at end of year	2,036	1,375
Ratio of net charge offs to average loans	NA	NA
Ratio of allowance to total loans	1.25%	1.29$

The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	2006		2005
Balance at end of period applicable to:	Amount	%	Amount	%
Commercial, financial and agricultural	$ 73,953	3.63%	86,158	6.27%
Real estate – mortgage	786,679	38.65%	760,284	55.29%
Real estate – construction	1,082,117	53.16%	504,061	36.66%
Consumer and other loans	92,768	4.56%	24,411	1.78%
Unallocated	0	0%	0	0%
Total	$2,035,517	100.0%	1,374,914	100.0%

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require our subsidiary bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. See also our allowance for loan loss discussion in “Critical Accounting Policies.”

Our allowance for loan losses was $2,036,000 at December 31, 2006, representing 1.25% of total loans, compared with $1,375,000 at December 31, 2005, which represented 1.29% of total loans.

Deposits

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. Average balances were determined using daily average balances.

	For the Years Ended December 31,
(Dollars in thousands)	2006		2005
	$	Rate %	$	Rate %
Non-interest bearing demand	16,086	--	7,256	--
Interest bearing demand	24,260	2.39%	24,285	2.37%
Time Deposits	103,215	4.89%	52,948	3.55%
Total	143,561		84,489

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category.

(Dollars in thousands)	Total

Three months or less	$28,679
Over three months through six months	33,862
Over six months through twelve months	9,497
Over twelve months	14,160
Total	$86,198

Return on Equity and Assets

The following table sets forth rate of return information for the periods indicated.

	2006	2005
Return on assets (1)	1.20%	82%
Return on equity (2)	12.54	5.90
Dividend payout ratio (3)	0	-0-
Equity to assets ratio (4)	9.53	13.813

(1)

Net income divided by average total assets.

(2)

Net income divided by average equity.

(3)

Dividends declared per share divided by diluted earnings per share.

(4)

Average equity divided by average total assets.

Borrowings

We had $5,000,000 in borrowings (Advances) from the Federal Home Bank of Atlanta outstanding at December 31, 2006 and none at December 31, 2005.  The Federal Home Loan Bank Advance accrues interest at a variable rate which resets each month until maturity on June 20, 2007.  The initial interest rate in effect for December 2006 was 5.34% and is based on the Reference Rate as established by the Federal Home Loan Bank and is approximately equal to the one – month LIBOR rate (interest rates at which deposits in U.S. Dollars are offered by major banks in the London interbank market to prime banks in the London interbank market).

ITEM 7.   FINANCIAL STATEMENTS

The following consolidated financial statements, notes thereto and independent registered public accounting firm’s report thereon, dated March 20, 2006, are attached hereto as Exhibit 99.1 and are incorporated by reference in this Form 10-KSB Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006 and  2005

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to the Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2006 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 8B.   OTHER INFORMATION

On March 1, 2007, the Company entered into a definitive agreement and Plan of Reorganization with Buckhead Community Bancorp, Inc. (“Buckhead”).  Under the terms of the agreement, Company shareholders will receive 1.2 shares of stock or $30 in cash in exchange for each outstanding share of Company stock, with the maximum cash consideration being limited to $13,375,000.  The Agreement is subject to shareholder and regulatory approval and is expected to close during the third quarter of 2007.  Outstanding options to purchase Company common stock will be converted into options to purchase Buckhead stock at the conversion ratio noted above and with the option price adjusted for the conversion ratio.  Outstanding warrants to purchase Company common stock will be terminated in exchange for Buckhead stock and cash.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Currently, the Board of Directors of both the Company and the Bank consists of ten (10) persons.  The Board is divided into three classes.  Each of those persons has been a director of the Company since its organization in 2003, except Mr. Story and Mr. Bell, who were appointed directors in October, 2006 by the Board of Directors.  In addition, each of those persons has been a director of the Bank since its organization in 2004, except Mr. Story and Mr. Bell, who were appointed directors in October, 2006 by the Board of Directors.  The directors of the Company and the Bank are as follows:

NAME	AGE	CLASS	PRINCIPAL OCCUPATION

Andrew K. Walker	55	3	Director; Mr. Walker is President and CEO of the Company and is CEO of the Bank. He has served in these positions since May, 2003. He has more than 30 years experience in the banking industry.

Carl E. Hansson	56	3	Director; Mr. Hansson is Chairman and Chief Executive officer of The Sports Section, Inc., a youth sports photography company.

Peter L. Gatti	47	2	Director; Mr. Gatti is Vice President and co-owner of Fax Tax, Inc. and E-Tax, Inc., accounting and tax firms that process tax returns on an electronic basis.

Jim P. Meadows	61	2	Director; Mr. Meadows has recently retired as Chairman of Casa Mortgage, Inc., a wholesale mortgage banking company in Houston, Texas.

Jackson P. Turner	82	3	Director; Mr. Turner is the Chairman and President of C. C. Financial, Inc. He also serves as Chairman of Alliance Bancshares, Inc. and Alliance National Bank, Dalton, Georgia.

Brent H. Baker	59	1	Director; Mr. Baker is President of Brent Baker, Inc., an investment banking and bank consulting firm.

John S. (Trip) Martin, III	55	2	Director; Mr. Martin is President of GeorgiaLink Public Affairs Group, a consulting company which assists companies with governmental affairs.

Charles Y. Allgood	69	1	Director; Mr. Allgood is Vice Chairman and Chief Executive Officer of Alliance Bancshares, Inc. (2003-present) and Vice Chairman and Chief Executive Officer of Alliance National Bank (2002-present).

Sam R. Story, III	38	2

Director; Mr. Story is Executive Vice-President and Chief Lending Officer of the Company and President and Chief Lending Officer of the Bank.  He has served in these positions since July, 2003.  Mr. Story has over 14 years of banking and financial analysis experience.  Previously, he served as Vice President of Commercial Lending at First National Bank of Johns Creek for several years.

Richard E. Bell	60	1

Director; Mr. Bell is Corporate Secretary and Chief Financial Officer of the Company and the Bank.  He has served in these positions since July, 2003.  Mr. Bell has more than 20 years of management experience in community banks and has served as chief financial officer for several community banks.

Andrew K. Walker serves as President and Chief Executive Officer of the Company and CEO of the Bank.  Sam R. Story, III serves as Executive Vice-President and Chief Lending Officer of the Company and President and Chief Lending Officer of the Bank.  Richard E. Bell serves as Corporate Secretary and Chief Financial Officer of the Company and the Bank.  They are the only executive officers of the Company.  Each officer serves at the pleasure of the Board of Directors of the Company.

There are not, and have not been during the last five years, any involvements by the above-listed persons in legal proceedings relating to the Federal bankruptcy act, Federal commodities law violations, or securities law violations. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the director nominees, the directors, or any of them and any members of management of the Company or the Bank except that Jackson P. Turner is Andrew K. Walker’s father-in-law.

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director.  No director is a director of another public company.

There have been no changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors from the procedures set forth in the Company’s proxy statement for its 2006 annual meeting of shareholders.

The Company has a standing audit committee, which reviews independent audit reports to report the findings to the Board of Directors and recommends the independent auditors.  The committee also reviews the audited financial statements and related notes with management and the independent accountants.  The audit committee operates under a written charter adopted by the Board of Directors.  Its members are Jackson P. Turner, Chairman, Peter L. Gatti and Charles Y. Allgood.  Andrew K. Walker and Richard E. Bell are non-voting, ex-officio  members.  All of the voting members of the Audit Committee are independent (as independence is defined in the rules of the National Association of Securities Dealers’ listing standards), except Mr. Turner, since he is the father-in-law of Mr. Walker.

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

Filings Under Section 16(A)

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of the common stock of the Company, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission.

Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.  The Company is not aware of any beneficial owner of more than 10% of its common stock.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the 2006 fiscal year all filings applicable to its officers and directors were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

The Company does not separately compensate any of its directors or executive officers.  Any compensation paid them is paid by the Bank.  The following sets forth certain information concerning the compensation of the Company’s executive officers during fiscal years 2006 and 2005:

Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation (2)	Total ($)
Andrew K. Walker President and Chief Executive Officer	2006 2005	177,083 164,792	40,250 32,813	10,281 164,566(3)	- -	227,614 362,171
Sam R. Story, III Executive Vice President	2006 2005	144,000 127,500	27,000 19,500	8,225 8,225	- -	179,225 155,225
Richard E. Bell Vice President and Chief Financial Officer	2006 2005	135,208 123,500	25,200 18,750	8,225 8,225	- -	168,633 150,475

(1)

Includes a portion of the value of stock options granted in 2004, i.e. the value of the portion of the options vesting in 2006 or 2005, as applicable.  Please refer to footnotes 1 and 9 to the Company’s financial statements for a discussion of the assumptions related to the calculation of such value.

(2)

In accordance with SEC rules, the table omits perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed $10,000 annually.

(3)

Includes the value of warrants to purchase common stock issued to Mr. Walker as an organizing director.  In July, 2005, the Company approved the acceleration of vesting of all outstanding warrants which resulted in 42,857 warrants of Mr. Walker vesting in 2005.  The value of Mr. Walker’s warrants vesting in 2005 was determined in accordance with FAS 123R.

Employment Agreements

Andrew K. Walker has an employment agreement with Allied Bancshares and First National of Forsyth under which he will serve as President and Chief Executive Officer of the Company and of the Bank.  The

employment agreement provides for an initial term of 5 years.  He was paid an annual salary of $164,792 in 2005, and is also entitled to certain performance bonuses.  The criteria for earning performance bonuses has been established by the Board of Directors.

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

If the Company and the Bank terminate Mr. Walker’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him severance pay for the remaining term of the agreement.  If Mr. Walker’s employment is terminated due to a sale, merger or other change of control of the Company, the Bank and the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 12 months from the termination date.  Furthermore, the Company must remove any restrictions on outstanding stock options so that all such options vest immediately.

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

In July, 2003, the Company and Sam R. Story, III, the Company’s Executive Vice President and Senior Lending Officer, entered into an employment agreement with an initial term of 5 years.  The employment agreement with Mr. Story was amended in November, 2006 and has substantially the same terms and conditions as the Company’s employment agreement with Mr. Walker, except that under Mr. Story’s agreement the Company granted Mr. Story the option to purchase 20,000 shares of the Company’s common stock and if the Company terminates Mr. Story’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him 6-month’s severance pay.  If Mr. Story’s employment is terminated due to a sale, merger or other change of control of the Company, the Bank and the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 12 months from the termination date.  Furthermore, the Company must remove any restrictions on outstanding stock options so that all such options vest immediately.

In July, 2003, the Company and Richard E. Bell, the Company’s Senior Vice President and Chief Financial Officer, entered into an employment agreement with an initial term of 5 years.  The employment agreement with Mr. Bell was amended in October, 2006, and has substantially the same terms and conditions as the Company’s employment agreement with Mr. Walker, except that under Mr. Bell’s agreement the Company granted Mr. Bell the option to purchase 20,000 shares of the Company’s common stock and if the Company terminates Mr. Bell’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him 6-month’s severance pay.  If Mr. Bell’s employment is terminated due to a sale, merger or other change of control of the Company, the Bank and the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 12 months from the termination date.  Furthermore, the Company must remove any restrictions on outstanding stock options so that all such options vest immediately.

Equity Awards

The following table provides a complete summary of all equity awards to the named executive officers on a grant-by-grant basis.

Outstanding Equity Awards at December 31, 2006

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Andrew K. Walker	15,000 (1) 42,857 (3)	10,000 (1) -0- (3)	10.00 10.00	8/17/2014 4/05/2014
Sam R. Story, III	12,000 (1) -0-(2)	8,000(1) 5,000(2)	10.00 20.00	8/17/2014 10/17/2016
Richard E. Bell	12,000 (1) -0-(2)	8,000(1) 5,000(2)	10.00 20.00	8/17/2014 10/17/2016

(1)  The options were granted August 18, 2004 and  become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2008, and expire after ten years.

(2)  The options were granted October 18, 2006 and become vested and exercisable in annual increments of 20% of the total shares at the anniversary date of the grant date and expire after ten years.

(3)  Stock warrants issued April 5, 2004 pursuant to the Stock Warrant Plan dated October 15, 2003.  All warrants have vested.

All options are not subject to performance conditions, but are subject to service-based vesting conditions.    The exercise price for the options granted is no less than the market price on the day the option is granted, as determined by the Board of Directors.

Director Compensation

The Bank presently pays a director’s fee to non-employee directors for attendance at Board of Directors meetings.  The directors of the Company and the Bank presently do not receive a fee for attending committee meetings.  Each non-employee director was paid a fee of $500 for each Board meeting attended beginning with the April, 2006 meeting.  The following table provides the compensation paid each non-employee director for the Company’s fiscal year ended December 31, 2006.

Director Compensation Table

(Year Ended December 31, 2006)

Name	Fees Earned or Paid in Cash ($)	All other Compensation ($)	Total $
Carl E. Hansson	$ 4,000	--	4,000
Peter L. Gatti	3,000	--	3,000
Jim P. Meadows	4,000	--	4,000
Jackson P. Turner	4,000	--	4,000
Brent H. Baker, Sr.	3,500	--	3,500
John S. Martin, III	3,000	--	3,000
Charles Y. Allgood	4,000	--	4,000
Total			$ 25,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s only outstanding class of securities, common stock, $.10 par value, held by the current directors, nominees for director, named executive officers, and directors and executive officers as a group, as of March 15, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Andrew K. Walker Director; President and C.E.O Suwanee, GA 30024	107,857 (2)	6.91%

Carl E. Hansson Chairman; Director Flowery Branch, GA 30542	81,714 (3)	5.28%

Peter L. Gatti Director Cumming, GA 30040	85,714 (4)	5.54%

Jim P. Meadows Director Highlands, NC 28741	93,107 (5)	6.02%

Jackson P. Turner Director Dalton, GA 30720	85,614 (6)	5.53%

Brent H. Baker, Sr. Director Cumming, GA 30040	60,000 (7)	3.91%

John S. (Trip) Martin, III Director Atlanta, Georgia 30334	85,714 (8)	5.54%

Charles Y. Allgood Director Dalton, Georgia 30720	100.01%

Sam R. Story, III Director; Executive Vice President Cumming, GA 30040	14,500 (9)	.95%

Richard E. Bell, Director; Vice President; Corporate Secretary Gainesville, GA 30504	42,000 (10)	2.77%

All Directors and Officers as a Group(11)	656,320	35.86%

__________________________

(1)

The calculation of the percentage ownership of each individual is based in each case on 1,504,000 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

The calculation of the percentage ownership of the group is based upon 1,830,142 shares deemed to be outstanding.  These deemed outstanding shares include 1,504,000 shares of common stock actually outstanding, 287,142 exercisable warrants and 39,000 exercisable stock options at March 15, 2007.

(2)

Includes 42,857 exercisable warrants and 15,000 exercisable stock options.

(3)

Includes 42,857 exercisable warrants.

(4)

Includes 42,857 exercisable warrants.

(5)

Includes 42,857 exercisable warrants.

(6)

Includes 42,857 exercisable warrants.

(7)

Includes 30,000 exercisable warrants.

(8)

Includes 42,857 exercisable warrants.

(9)

Includes 12,000 exercisable options and 500 shares owned jointly with his mother and sister.

(10)

Includes 12,000 exercisable options.

(11)

These figures are different from the sum of the individual percentages because of rounding.

The following table sets forth the beneficial owners of the Company’s only outstanding class of securities, common stock, $.10 par value, who to the Company’s knowledge owned beneficially more than 5% of the Company’s outstanding common stock as of March 15, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Daniel B. Cowart Norcross, GA 30092	85,000	5.65%

Andrew K. Walker Suwanee, GA 30024	107,857 (2)	6.91%

Carl E. Hansson Flowery Branch, GA 30542	81,714 (3)	5.28%

Peter L. Gatti Cumming, GA 30040	85,714 (4)	5.54%

Jim P. Meadows Highlands, NC 28741	93,107 (5)	6.02%

Jackson P. Turner Dalton, GA 30720	85,614 (6)	5.53%

John S. (Trip) Martin, III Atlanta, GA 30334	85,714 (7)	5.54%

(1)

The calculation of the percentage ownership of each individual is based in each case on 1,504,000 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

(2)

Includes 42,857 exercisable warrants and 15,000 exercisable stock options.

(3)

Includes 42,857 exercisable warrants.

(4)

Includes 42,857 exercisable warrants.

(5)

Includes 42,857 exercisable warrants.

(6)

Includes 42,857 exercisable warrants.

(7)

Includes 42,857 exercisable warrants.

Equity Compensation Plans

The following table summarizes information as of March 1, 2007 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	429,643	$10.38	53,000

Equity compensation plans not approved by security holders	--	--	--
	______	_____	_____
Total	429,643	$10.38	53,000

__________________________

(1)

The only plans are the Company’s 2004 Stock Option Plan and the Company’s Stock Warrant Plan, both of which were approved by the shareholders of the Company at the annual meeting held on April 20, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of its banking business, the Bank has had and anticipates that it will continue to have transactions with various directors, officers, principal shareholders, and their associates.  In the opinion of management all loans and commitments to extend loans included in such transactions were made in the ordinary course of business substantially on the same terms, including interest rates and collateral, as those prevailing from time to time on comparable transactions with unaffiliated persons; are not such as are required to be classified as non- accrual, past due, restructured or creating potential problems; and do not involve more than a normal risk of collectibility or present any other unfavorable features. In management’s opinion, the amount of extensions of credit outstanding at any time from the beginning of the last fiscal year to date to a director, executive officer or principal security holder and their associates, individually or in the aggregate, did not exceed the maximum permitted under applicable banking regulations.

The Board of Directors has reviewed the relationship between directors and the Company in light of the independence standards contained in the rules of the National Association of Securities Dealers’ listing standards (“NASDAQ”).  The purpose of the review was to determine whether any director, either directly or indirectly, has a material relationship with the Company that would preclude the director from being independent.  As a result of the review, the Board has affirmatively determined that each director is an independent director, other than Andrew K. Walker, Sam R. Story, III, and Richard E. Bell, who are executive officers of the Bank, and Jackson P. Turner, who is the father-in-law of Andrew K. Walker.

The directors named as follows have been determined by the Board of Directors to be independent:

Carl Hansson

Brent H. Baker, Sr.

Peter L. Gatti

John S. (Trip) Martin, III

Jim P. Meadows

Charles Y. Allgood

In the process of evaluating the independence of these directors, the Board considered all relevant factors, facts and circumstances.  Specifically, the Board considered the following.

)

All of the directors, either individually or through an affiliated entity, have a customer relationship with the Company in the ordinary course of business, on terms and conditions not more favorable than those afforded by the Company to other similarly situated customers.

)

Directors Baker and Gatti, either individually or through an affiliated entity, have a borrower relationship with the Company on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans by the Company to unrelated persons, and involving no more than the normal risk of collectibility and no other unfavorable features.

)

Mr. Meadow’s son is a non-executive employee of the Bank.

)

Mr. Baker’s son is a non-executive employee of the Bank.

In each case the Board concluded, in light of the independence standards of NASDAQ, that the transaction or relationship does not rise to the level such that it could reasonably be deemed to impair the director’s exercise of independent judgment and autonomy in carrying out the duties and responsibilities of a director.

ITEM 13.  EXHIBITS

Exhibit Number	Exhibit	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1)	--
3.2	Bylaws(1)	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation And Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18, 2003(1)	--
10.2	Lease of branch bank office, dated February 12, 2007	48
10.3*	Employment Agreement of Andrew K. Walker(1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2005 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement (4)	--
10.10*	Amendment to Employment Agreement of Sam R. Story, III(5)	--
10.11*	Amendment to Employment Agreement of Richard E. Bell(6)	--
10.13*	Agreement and Plan of Reorganization between Buckhead Community Bancorp, Inc. and Allied Bancshares, Inc.(7)	--
14.1	Code of Ethical Conduct(3)	--
21.1	Subsidiaries of Allied Bancshares, Inc. The sole subsidiary of the Company is First National Bank of Forsyth County, Cumming, Georgia, which is wholly-owned by the Company.	--
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB	--
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Allied Bancshares, Inc. Financial Statements as of December 31, 2006

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

(4)  Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2005 (SEC File No. 000-51269).

(5)  Previously filed as an exhibit to the registrant’s current report on Form 8-K dated November 8, 2006 (SEC File No. 000-51269).

(6)  Previously filed as an exhibit to the registrant’s amended current report on Form 8-K dated November 13, 2006 (SEC File No. 000-51269).

(7)  Previously field as an exhibit to the registrant’s current report on Form 8-K dated March 1, 2007 (SEC File No. 000-51269).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal years 2006 and 2005 for professional services rendered by Porter Keadle Moore, LLP for its audit of the Company’s annual financial statements and for its reviews of the financial statements included in the Company’s Form 10-QSB reports were $53,015 and $37,236, respectively.

Audit-Related Fees

There were no fees billed to the Company in fiscal year 2006 and 2005 for professional services of Porter Keadle Moore, LLP for assurance and related services reasonably related to the performance of audit or review of the Company’s financial statements and not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to the Company for fiscal years 2006 and 2005 for professional services of Porter Keadle Moore, LLP for tax compliance and related tax services were $6,650 and $7,300, respectively.  The services performed were preparation of the annual federal and state tax returns of the Company.

All Other Fees

Fees billed to the Company in fiscal years 2006 and 2006 for services rendered by Porter Keadle Moore, LLP other than for the services for 2006 and 2005 described in the previous three paragraphs totaled $2,200 in 2006 and $-0- in 2005.

The engagement of Porter Keadle Moore, LLP to render audit or non-audit services requires the approval of the Company’s audit committee.

SIGNATURES

In accordance with Section  13 or 15(d) of the Exchange  Act, the registrant has duly caused this report to be signed on its  behalf  by  the  undersigned,  thereunto  duly  authorized.

ALLIED BANCSHARES, INC.

By:  s/Andrew K. Walker

Andrew K. Walker

President and Chief Executive Officer

Date:  March 29, 2007

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

SIGNATURE	TITLE	DATE

s/Andrew K. Walker Andrew K. Walker	Director, President, Chief Executive Officer*	March 29, 2007

s/Richard E. Bell Richard E. Bell	Director, Chief Financial Officer**	March 29, 2007

s/Sam R. Story, III	Executive Vice President	March 29, 2007
Sam R. Story, III

s/Carl E. Hansson Carl E. Hansson	Director	March 29, 2007

s/Peter L. Gatti Peter L. Gatti	Director	March 29, 2007

s/Jim P. Meadows____________ Jim P. Meadows	Director	March 29, 2007

s/Jackson P. Turner Jackson P. Turner	Director	March 29, 2007

s/Brent H. Baker, Sr. Brent H. Baker, Sr.	Director	March 29, 2007

s/John S. Martin, III ___ John S. Martin, III	Director	March 29, 2007

s/Charles Y. Allgood Charles Y. Allgood	Director	March 29, 2007

s/Sam R. Story, III ____________ Sam R. Story, III	Director	March 29, 2007

_______________________________________

*Principal executive officer.

**Principal financial and accounting officer.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS:

Not Applicable.