Form 10QSB
period 2007-03-31
ALLIED BANCSHARES INC
filed 2007-05-15
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Common stock, $.10 par value per share: 1,528,000 shares

issued and outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

Assets
Cash and due from banks	$ 2,898,851
Federal funds sold	9,836,695
Interest-bearing deposits in banks	3,027,185
Total cash and cash equivalents	15,762,731
Investment securities	10,844,205
Other investments	1,470,392
Total securities	12,314,597
Loans	172,039,211
Less: Allowance for loan losses	(2,150,490)
Net loans	169,888,721
Premises and equipment, net	3,538,537
Accrued interest receivable and other assets	2,165,516
Total assets	$203,670,102

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$ 17,178,035
Interest bearing demand	18,891,454
Savings	6,599,181
Time, $100,000 or more	94,245,768
Other time deposits	43,197,488
Total deposits	180,111,926
Other borrowings	5,000,000
Accrued interest payable and other liabilities	1,542,567
Total liabilities	186,654,493

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,528,000 shares issued and outstanding	152,800
Additional paid-in capital	15,304,831
Accumulated earnings	1,634,012
Accumulated other comprehensive income	(76,034)
Total stockholders’ equity	17,015,609
Total liabilities and stockholders’ equity	$203,670,102

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Interest income
Interest and fees on loans	$3,630,142	2,254,863
Deposits in banks	27,194	395
Federal funds sold	192,298	182,274
Investment securities	146,697	86,400
Total interest income	3,996,331	2,523,932

Interest expense
Interest bearing demand and savings	174,219	175,448
Time deposits	1,792,403	869,667
Other interest expense	66,571	51
Total interest expense	2,033,193	1,045,166

Net interest income	1,963,138	1,478,766

Provision for loan losses	114,973	120,939

Net interest income after provision for loan losses	1,848,165	1,357,827

Other income, service charges and other fees	75,500	91,196

Other expense
Salaries and benefits	651,010	549,860
Net occupancy and equipment expense	119,316	114,919
Other operating expenses	321,315	203,983
Total other expense	1,091,641	868,762

Income before taxes	832,024	580,261

Income taxes	303,238	231,355

Net income	$528,786	348,906

Basic earnings per share	$ .35	.23

Diluted earnings per share	$ .31	.21

Weighted average number of shares	1,505,067	1,502,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Net earnings	$528,786	348,906
Other comprehensive loss net of tax: Unrealized losses on investment securities available for sale:
Unrealized losses arising during the period	(25,711)	(162,096)
Income tax benefit related to unrealized losses	9,770	61,596
Other comprehensive loss	(15,941)	(100,500)
Comprehensive income (loss)	$512,845	248,406

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net earnings	$ 528,786	348,906
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	58,700	75,424
Stock based compensation	13,530	14,001
Provision for loan loss	114,973	120,939
Increase in interest receivable and other assets	(105,613)	(62,664)
Increase in interest payable and other liabilities	334,147	205,731
Net cash provided by operating activities	944,523	702,337

Cash flows from investing activities:
Proceeds from investment securities called or redeemed	2,262,456	222,078
Purchases of investment securities	(2,180,000)	(5,002,923)
Purchases of other investments	(87,700)	(123,000)
Net increase in loans	(9,197,888)	(9,675,107)
Purchase of premises and equipment	0	(5,190)
Net cash used by investing activities	(9,203,132)	(14,584,141)

Cash flows from financing activities:
Net increase in deposits	11,738,019	10,414,511
Proceeds from exercise of stock options	240,000	0
Net cash provided by financing activities	11,978,019	10,414,511

Net change in cash and cash equivalents	3,719,410	(3,467,293)

Cash and cash equivalents at beginning of the period	15,762,731	12,671,390

Cash and cash equivalents at end of period	$12,042,904	9,204,097

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$ (15,941)	(100,500)

Supplemental information: Interest paid	$ 1,946,060	1,045,165

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

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein.  All such adjustments are of a normal, recurring nature.

(2)     Net Earnings per Share

Net earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2007 is as follows.

	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings	$ 528,786	1,505,067	0.35
Effect of dilutive securities		217,605
Diluted earnings per share	528,786	1,722,672	0.31

(3)

Stock Based Compensation

In connection with the Company’s formation and initial offering, the company issued 287,143 warrants to purchase its common stock at $10 per share.  During 2005, the Board of Directors approved the acceleration of the vesting of all warrants.

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant. The options granted in 2004 become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009. Options granted after 2004 become vested and exercisable in annual increments of 20% of the total shares on the anniversary date of the grant.   Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. No options were granted in the first quarter 2007 and 24,000 options were exercised in the first quarter of 2007.  Options granted under the 2004 Stock Option Plan total 147,000 shares at March 31, 2007.  Through March 31, 2007, 28,000 shares have been exercised and 500 shares have been forfeited.  No options vested during the three months ended March 31, 2007 and 2006.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2007 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2006, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2007, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $21,822 during the three months ended March 31, 2007. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2007.  As of March 31, 2007, there was $174,179 of unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of 5 years.    The Company recognized compensation expense for employee stock options of $14,001 for the three months ended March 31, 2006.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition and operating results of Allied Bancshares, Inc. and its bank subsidiary, First National Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.  The purpose of this discussion is to expand upon the financial information provided in the unaudited consolidated financial statements for the three months ended March 31, 2007.  Reference should be made to those statements for a complete understanding of the following discussion and analysis.

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

The allowance for loan loss level is highly dependent upon management’s policies and procedures for evaluating the overall quality of its credit portfolio and a timely identification of potential credit problems.  The evaluation of the collectability takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and the review of specific problem loans.  Due to the limited operating history of the Bank, the provision for loan losses has been primarily as a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.   An independent third-party loan review is used to challenge and validate the loan grading system and to provide additional analysis in determining the adequacy of the loan loss provisions.

The allowance for loan loss is maintained at a level believed to be appropriate by management to provide for possible loan losses inherent in the portfolio as of each quarter-end.  Management’s judgment as to the amount of the allowance, including the allocated and unallocated elements, is a result of ongoing review of lending relationships, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to be uncollectible.

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

Financial Condition

As of March 31, 2007, the Company had total assets of $203.7 million, an increase of $12.8 million or 7%, from December 31, 2006.  Deposits increased $11.7 million during the quarter and were invested primarily in the interest earning asset categories of loans and interest bearing deposits in banks.  Total equity increased $767,000 during the first quarter 2007 to $17.0 million.

The Bank’s loan portfolio increased $9.2 million to $172.0 million at March 31, 2007.  The loan to deposit ratio was 96% as of March 31, 2007 compared to 94% at December 31, 2006.   At March 31, 2007, approximately $157.8 million or 92% of the loan portfolio was collateralized by real estate located in our primary market areas.  This concentration in real estate is highly diversified by the number of borrowers, property type, location, and use of loan proceeds.  At March 31, 2007, approximately 62% of the loan portfolio was prime-based variable rate loans.

At March 31, 2007, cash and cash equivalents totaled $15.8 million, an increase of $3.7 million from December 31, 2006.  Investment securities totaled $10.8 million, consisting of securities classified as available for sale.  Cash, cash equivalents, deposits in other banks and investment securities represent the Bank’s main sources of short term liquidity for funding loans and as well as a source of earnings enhancement.  The liquidity is viewed as sufficient to support the current operating needs and growth opportunities of the bank.

Total deposits at March 31, 2007 were $180.1 million, an increase of $11.7 million or 7% from $168.4 million at December 31, 2006.  The deposit mix at March 31, 2007 was as follows: $17.2 million (10% of total deposits) in noninterest bearing demand deposits; $18.9 million (10% of total deposits) in interest checking accounts; $6.6 million (4% of total deposits) in savings accounts; and $137.4 million (76% of total deposits) in time deposits.  The deposit mix remains weighted towards higher cost time deposits.  Management expects this reliance upon certificates of deposits to continue since customers prefer this type of deposit instrument.

Results of Operations – Three months ended March 31, 2007 and 2006

The Company earned $529,000 or $.35 per share for the three months ended March 31, 2007, compared $349,000 or $.23 per share for the same period in 2006.  The primary components of earnings are net interest margin, provision for loan losses, other non-interest income and operating expenses.  Ninety-six percent of total revenue is attributable to net interest income and is the focal point of this discussion.

Net Interest Income

For the three months ended March 31, 2007, net interest income was $1,963,000, an increase of $484,000 from $1,479,000 earned in the first quarter 2006.  The Company’s tax equivalent net interest spread was 3.37% for the three months ended March 31, 2007 compared to 3.91% in the year ago period.  The tax equivalent net interest margin was 4.12% for the first quarter 2007 compared to 4.51% in the year ago period.

Total interest income for the three months ended March 31, 2007 rose $1,472,000 (or 58%)  from a year ago  due to a $61.7 million or 46% increase in average earning assets  and the benefit of a 50 basis point increase in the bank’s prime interest from a year ago.  Total interest income of $3,996,000 in the first quarter 2007 represented a tax equivalent yield on average earning assets of 8.36% compared to a yield of 7.70% a year ago.  The increase of 66 basis points resulted from a rise in loan yields of 48 basis points, a rise in federal funds sold and interest bearing deposits of 78 basis points, and a  rise in investment portfolio yield of 79 basis points.  The overall increase in the yield on earning assets for the three months ended March 31, 2007 compared to the year ago period primarily resulted from the prime lending rate increasing 50 basis points and the consequent impact on the bank’s prime-based variable rate loans.

Total interest expense for the three months ended March 31, 2007 of $2,033,000 increased $988,000 or 95% from the year ago period.  The cost of funds on average for the three months ending March 31, 2007 was 4.99% representing an increase of 120 basis points from the year-ago period.  The 120 basis point increase was primarily the result of the need to reprice maturing time deposits acquired in a much lower interest rate environment and to attract new time deposits in a higher interest rate environment to fund the increase in earning assets.  This increase in funding cost in the first quarter 2007 was expected because of impact of rising interest rates could be anticipated from time deposit maturity projections and expectations that time deposits would continue to  represent approximately 82% of the bank’s source of funds.

Continued contractions in spread and margin are expected to occur in 2007 although at a slower rate than in the twelve months ending March 31, 2007.  The flat yield curve has been a key element adversely affecting the bank’s profitability for several quarters.  As the yields on earning assets stabilized after the Federal Reserve ceased increasing the federal funds rates in June 2006, deposit rates have steadily increased on average as deposit instruments repriced at their maturity, predominantly one year.  If interest rates decline in 2007-2008 as some market observes expect, this will further erode margins since the yields on variable rate loans (our primary loan type) will reprice downward more rapidity than deposits that have a longer fixed maturity.  Total net interest income may be affected if earning asset growth slows as the economy’s growth slows, particularly in real estate related lending in which the bank specializes.

Provision for Loan Losses

The Company has established an allowance for loan losses through a provision for loan losses charged to expense on its statement of operations.  The allowance represents an amount which the Company believes will be adequate to absorb potential losses on existing loans that may become uncollectible.  Provision for loan losses for the three month period ended March 31, 2007 increased $115,000 to $2,150,000, which represents 1.25% of total loans outstanding.  The amount provided is due entirely to loan growth and management’s assessment of inherent risk in the loan portfolio and not to specific problem loans.   As of March 31, 2007, the Company’s loans more than 30 days or more past due totaled approximately $79,000.  There have been no loans charged off loans since the Company’s inception.  Refer to comments on the allowance for loan loss adequacy and management’s assessment for the provision in the Critical Accounting Policies section.

Other Income

For the three months ended March 31, 2007, other operating income totaled $76,000, a decline of 17% from $91,000 a year ago. The primary components of other income are service charges, customer service fees, and mortgage origination fees.  The decline of $15,000 year over year is primarily attributable to mortgage origination fees which reflect the lower level of home sales in our market area in 2007.

Other Expenses

For the three months ended March 31, 2007, other operating expenses totaled $1,092,000, an increase of $222,879 or 26% from the year ago period.  The increase was primarily due to salaries and benefits increasing $101,000 or 18% year over year and other expenses increasing $117,000 or 57% year over year.  Increases in other expenses were primarily attributable to investment banking fees of $50,000 related to the sale of the Company, losses of $24,000 related to a fraudulent check cashing scheme, director fees of $10,000, regulatory assessments of $16,000 and fees for other outside services (including tax, audit, shareholder services, and marketing) of $10,000.

Income Tax Expense

Income tax expense was $303,000 for the three-month period ended March 31, 2007, compared to $231,000 for the same period in 2006.  The company uses an effective tax rate of 38% of pre-tax income for its tax provision each period.

Off-Balance Sheet Risks

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At March 31, 2007, the Bank had issued commitments to extend credit of $27,567,000 and letters of credit of $990,000 through various types of commercial lending arrangements.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on the Company’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

Capital

At March 31, 2007, total shareholders’ equity was $17.0 million consisting of $15.5 million in capital and $1.6 million in retained earnings offset by an unrealized loss on available for sale securities, net of tax, of $76,000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  As of March 31, 2007, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action.  To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below.  The Company’s actual capital ratios are presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

The following table presents the Bank’s regulatory capital ratios at March 31, 2007:

Tier 1 Capital to Average Assets	7.87%
Tier 1 Capital Minimum Requirement	5.00%

Tier 1 Capital to Risk Weighted Assets	9.17%
Tier 1 Capital Minimum Requirement	6.00%

Total Capital to Risk Weighted Assets	10.42%
Minimum Leverage Requirement	10.00%

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that have materially effected, or likely to materially effect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.

Sales of Unregistered Equity Securities and Use of Proceeds.

(a)

The following information is required by Item 701(a) of Regulation S-B.

(1)

Sales of Unregistered Stock

(i)

On March 28, 2007, the Company sold to two executive officers of the Company 12,000 shares of common stock each pursuant to the exercise of incentive stock options by each officer.

(ii)

The purchase price was $10.00 per share.

(iii)

The SEC’s registration statement and prospectus requirements do not apply to the Company’s sales of stock pursuant to stock options to the Company’s officers because the transactions are exempt from registration under Section 4(2) of the Securities Act.

Item 6.

Exhibits

Exhibit Number	Exhibit	Sequential Page
3.1	Articles of Incorporation as Amended and Restated(1)	--
3.2	Bylaws(1)	--
4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock	--
10.1	Real Estate Agreement (main office property) dated September 18,2003 (1)	--
10.2	Lease of branch bank office, dated February 12, 2007(3)	--
10.3*	Employment Agreement of Andrew K. Walker (1)	--
10.4*	Form of Warrant Agreement(1)	--
10.5*	Employment Agreement of Sam R. Story, III(2)	--
10.6*	Employment Agreement of Richard E. Bell(1)	--
10.7*	Stock Warrant Plan(2)	--
10.8*	2004 Stock Option Plan(4)	--
10.9*	Form of Stock Option Agreement(4)	--
10.10*	Amendment to Employment Agreement of Sam R. Story, III(5)	--
10.11*	Amendment to Employment Agreement of Richard E. Bell(6)	--
10.12*	Agreement and Plan of Reorganization between Buckhead Community Bancorp, Inc. and Allied Bancshares, Inc.(7)	--
31	Rule 13a-14(a)/15d-14(a) Certifications	14
32	Section 1350 Certifications	16

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

(3)  Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006 (SEC File No. 000-51269).

(4)  Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2004 (SEC File No. 000-51269).

(5)Previously filed as an exhibit to the registrant’s current report on Form 8-K dated November 8, 2006 (SEC File No. 000-51269).

(6)Previously filed as an exhibit to the registrant’s amended current report on Form 8-K dated November 13, 2006 (SEC File No. 000-51269).

(7)Previously filed as an exhibit to the registrant’s current report on Form 8-K dated March 1, 2007 SEC File No. 000-51269).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006 Date: May 15, 2006	ALLIED BANCSHARES, INC. By: /s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: /s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.