Form 10QSB
period 2007-06-30
ALLIED BANCSHARES INC
filed 2007-08-14
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Common stock, $.10 par value per share: 1,529,200 shares

issued and outstanding as of August 12, 2007.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(UNAUDITED)

Assets
Cash and due from banks	$2,093,444
Federal funds sold	8,076,098
Interest bearing deposits in other banks	3,067,799
Total cash and cash equivalents	13,237,341
Investment securities	16,139,578
Other investments	1,248,192
Total securities	17,385,770
Loans	184,060,568
Less: Allowance for loan losses	(2,582,588)
Net loans	181,477,980
Premises and equipment, net	3,480,986
Accrued interest receivable and other assets	2,418,391
Total assets	$218,000,468

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$13,817,926
Interest bearing demand	15,645,549
Savings	6,020,537
Time, $100,000 or more	113,299,379
Other time deposits	50,831,218
Total deposits	199,614,609
Accrued interest payable and other liabilities	1,141,883
Total liabilities	200,756,492

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,529,200 shares issued and outstanding	152,920
Additional paid-in capital	15,332,219
Accumulated earnings	2,056,034
Accumulated other comprehensive income	(297,197)
Total stockholders’ equity	17,243,976
Total liabilities and stockholders’ equity	$218,000,468

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2007 AND 2007

(UNAUDITED)

Three Months Ending June 30	Six Months Ending June 30

	2007	2006	2007	2006
Interest income
Interest and fees on loans	$3,895,089	2,777,000	7,525,231	5,031,865
Deposits in banks	40,614	342	67,808	737
Federal funds sold	149,322	151,137	341,620	333,411
Investment securities	171,584	107,245	318,281	193,645
Total interest income	4,256,609	3,035,724	8,252,940	5,559,658

Interest expense
Interest bearing deposits	165,302	182,485	339,520	303,615
Time deposits	2,020,437	1,164,548	3,812,840	2,088,535
Other borrowed funds	67,111	181	133,683	232
Total interest expense	2,252,850	1,347,214	4,286,043	2,392,382

Net interest income	2,003,759	1,688,510	3,966,897	3,167,276

Provision for loan losses	432,243	188,972	547,216	309,911

Net interest income after provision for loan losses	1,571,516	1,499,538	3,419,681	2,857,365

Other income, service charges and other fees	74,293	79,263	149,793	170,459

Other expense
Salaries and benefits	657,151	578,431	1,308,161	1,128,291
Net occupancy and equipment expense	125,823	120,005	245,139	234,924
Other operating expenses	203,060	229,695	524,375	433,678
Total other expense	986,034	928,131	2,077,675	1,796,893

Income before income taxes	659,775	650,670	1,491,799	1,230,931

Income tax expense	237,753	237,129	540,991	468,484

Net earnings	$422,022	413,541	950,808	762,447

Basic earnings per share	$.28	.28	.63	.51
Diluted earnings per share	.24	.26	.55	.47
Weighted average number of shares	1,528,804	1,502,000	1,517,001	1,502,000

See accompanying notes to financial statements.

 ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND 2007

(UNAUDITED)

Three Months Ending June 30	Six Months Ending June 30

	2007	2006	2007	2006
Net earnings	$422,022	413,551	950,808	762,447
Other comprehensive income:
Unrealized losses on investment securities available-for-sale	(356,713)	(111,939)	(382,423)	(217,523)
Associated tax benefit	135,351	42,534	145,732	82,655
Other comprehensive income	(221,362)	(69,405)	(236,691)	(134,868)
Comprehensive income	$200,660	344,146	714,117	627,579

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2007

(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net earnings	$950,808	762,447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	122,470	180,400
Stock based compensation	29038	28,002
Provision for loan loss	547,071	309,911
Increase in interest receivable and other assets	(229,532)	(189,766)
Increase in interest payable and other liabilities	(66,537)	185,011
Net cash provided by operating activities	1,353,318	1,276,005

Cash flows from investing activities:
Proceeds from investment securities called or redeemed	2,525,540	543,323
Purchases of investment securities	(8,093,000)	(5,002,923)
Proceeds from redemption of other securities	225,000	-
Purchases of other investments	(88,500)	(258,499)
Net increase in loans	(21,219,245)	(27,806,284)
Purchase of premises and equipment	(1,378)	(85,979)
Net cash used by investing activities	(26,651,583)	(32,610,362)

Cash flows from financing activities:
Net increase in deposits	31,240,702	28,666,923
Net increase (decrease) in borrowings	(5,000,000)	-
Issuance of common and stock based compensation	252,000	-
Net cash provided by financing activities	26,492,702	28,666,923

Net change in cash and cash equivalents	1,194,437	(2,667,434)

Cash and cash equivalents at beginning of the period	13,237,341	12,671,390

Cash and cash equivalents at end of period	$12,042,904	10,003,956

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(236,691)	(132,257)

Supplemental information: Interest paid	$4,340,213	2,392,380

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2007 is as follows.

	Net Earnings	Common Shares	Per Share Amount
Basic earnings	$950,808	1,517,001	$.63
Effect of dilutive securities		212,991
Diluted earnings per share	950,808	1,729,992	$.55

(3)

Stock Based Compensation

In connection with the Company’s formation and initial offering, the company issued 287,143 warrants to purchase its common stock at $10 per share.  During 2005, the Board of Directors approved the acceleration of the vesting of all warrants.

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant. The options granted in 2004 become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009. Options granted after 2004 become vested and exercisable in annual increments of 20% of the total shares on the anniversary date of the grant.   Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 % of the market price on the day the option is granted, as determined by the Board of Directors. No options were granted in the second quarter 2007 and 1,200 options were exercised in the second quarter of 2007.  Options granted under the 2004 Stock Option Plan total 147,000 shares at June 30, 2007.  Through June 30, 2007, 29,200 shares have been exercised and 500 shares have been forfeited.  No options vested during the three months ended June 30, 2007 and 2007.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2006, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of

$17,757 and $39,579 for the three and six months ended June 30, 2007, respectively.   As of June 30, 2007, there was $152,357 of unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over a period of 5 years.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of Allied Bancshares, Inc.’s (the “Company” or “Allied”) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2007 and 2006. The historical financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

Allied Bancshares Inc. is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 2003.  Its sole subsidiary, First National Bank of Forsyth County (the “Bank”), commenced operations on April 5, 2004.  The Company conducts its banking and financial services business activities primarily in Forsyth and Hall County, Georgia, with one branch office in each county.

Like most financial institutions, the Company’s profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, primarily deposits and borrowings. Earnings are also affected by the provision for loan losses, noninterest expenses, such as salaries, employee benefits and occupancy expenses, and noninterest income, such as mortgage loan fees and service charges on deposit accounts.

At June 30, 2007, Allied had total consolidated assets of $218,000,000, total loans of $184,061,000, total deposits of $199,615,000 and shareholders’ equity of $17,244,000.   Net income for the three months ended June 30, 2007 was $422,000 and $951,000 for the six months ended June 30, 2007.  Annualized return on average assets of .93 % and 1.02 % was recorded for the six-month periods ended June 30, 2007 and 2006, respectively.  Return on average equity of 10.16 % was recorded for the six-month period ended June 30, 2007 compared to 11.45 % for the same period in 2006.  As of June 30, 2007, Allied had 26 employees on a full-time equivalent basis.

Financial Condition

As of June 30, 2007, Allied’s total assets of $218,000,000 represented an increase of $27,169,000 or 14.2%, from December 31, 2006 and an increase of $60,626,000 or 39.4% from June 30, 2006. Total interest-earning assets increased $28,687,000 or 15.6 % to $212,090,000 at June 30, 2007 from $183,403,000 at December 31, 2006. The increases in total assets and interest-earning assets compared to December 31, 2006 are primarily due to increases in loan volumes, mainly in real estate construction and real estate mortgage loans, and investment securities.

 Cash and cash equivalents

Cash and due from banks decreased by $1,221,000 to $2,093,000 at June 30, 2007 from $3,314,000 at December 31, 2006. Federal funds sold decreased $653,000 to $8,076,000 million at June 30, 2007 from $8,729,000 at December 31, 2006.  Deposits in other banks totaled $3,068,000 at June 30, 2007.  Funds were placed in this investment as a more profitable alternative to federal funds sold.

Investment Securities

Investment securities totaled $17,386,000 at June 30, 2007, an increase of $5,052,000 or 41.0% from December 31, 2006. The Company’s investment in securities is largely comprised of U.S. Government Agency securities.  Increases were the result of the need for more liquidity and improved investment yields.

Loans

Gross loans were $184,061,000 at June 30, 2007, an increase of $21,219,000 or 13.0% (26% on an annualized basis) and $49,461,000 or 36.7% from the year-end and year-ago periods, respectively.    The increase in loans

outstanding compared to both prior periods is principally due to strong economic growth in Forsyth and Hall counties.  The Company continues to experience good growth in its loan portfolio, particularly in loans for commercial real estate development.   The turmoil in the real estate markets experienced nationally in the first half of 2007 has resulted in a significant decline in real estate loan requests for residential real estate development.  The Bank reported no non-performing assets classified as other real estate, loans 30 days or more past due or any charge-offs to date as of June 30, 2007.

Deposits

Total deposits at June 30, 2007 totaled $199,615,000, an increase of $31,241,000 or 18.6% and $57,927,000 or 40.9% from the year-end and year-ago periods, respectively. The increase since December 31, 2006 is principally attributable to a $28,565,000 increase in time deposits of $100,000 or more and  a $6,555,000 million increase in time deposits of less than $100,000. The overall increase in deposits is predominately due the competitive pricing of deposits in the local marketplace and the acceptance of $18,581,000 more brokered deposits since year-end.

Shareholders’ equity

At June 30, 2007, total shareholders’ equity was $17,244,000, an increase of $995,000 from December 31, 2006.   The change in equity capital since December 31, 2006 was due to net income of $951,000, additional unrealized losses on securities available-for-sale of $237,000, and additional capital of $281,000 resulting from the exercise of employee stock options and noncash compensatory stock option expense under Financial Accounting Standard 123(R).

Results of Operations

Net Income

Net income for the three and six-month periods ended June 30, 2007 was $422,000 or $0.24 diluted earnings per share and $950,000 or $0.55 diluted earnings per share, respectively.  This compares to $413,500 or $0.26 diluted earnings per share and $762,000 or $0.47 diluted earnings per share for the three and six month periods ending June 30, 2006. The smaller growth in earnings during the second quarter of 2007 is primarily attributable to an additional $281,000 provision for loan loss taken in the second quarter of 2007.

Net Interest Income

Net interest income for the three-months ended June 30, 2007 was $2,004,000, an increase of 18.7 % over the same quarter in 2006. The increase resulted primarily from an increase in the volume of average interest earning assets (37.5%) and an increase in interest bearing liabilities (41.6%) for the second quarter of 2007 compared to the second quarter of 2006.  The net interest margin, net interest income divided by average earning assets, was 3.99% and 4.53% % for the 2007 and 2006 quarters, respectively.

Total interest income increased to $4,257,000 for the three-month period ended June 30, 2007, compared to $3,036,000 for the same period in 2006. The increase results from a 37.5 % increase in earning assets, primarily loans.

Total interest expense increased to $2,253,000 for the three-month period ended June 30, 2007, compared to $1,347,000 for the same period in 2006. The increase results from an increase in interest-bearing liabilities of 41.6% combined with an increase of 80 basis points in the cost of those liabilities.

The net interest margin of the Company was 4.02% for the six-month period ended June 30, 2007 compared to 4.55% for the same six-month period in the preceding year. The Company has experienced a compression in its margins because the Bank’s strong loan growth has necessitated aggressive pricing of time deposits to retain and attract new deposits to fund loan demand.

Total interest income increased to $8,253,000 for the six-month period ended June 30, 2007 from $5,560,000 during the comparable prior year period. The 48.4% increase in interest income year over year is the result of a 45.4% increase in the Bank’s loan portfolio and an increase in the yield from interest-earning assets of 46 basis points compared to the six-month period ended June 30, 2006.

Total interest expense increased to $4,286,000 for the six months ended June 30, 2007 from $2,392,000 for the six-month period ended June 30, 2006. The increase in interest expense is the  result of an increase of 103 basis points in the cost of interest-bearing liabilities compared to the six-month period ended June 30, 2006 combined with an increase of  $52,002,000 in average interest bearing liabilities to $169,575,000 in the first half of 2007 from $117,573,000 in the year ago period.

Provision for loan loss

The Company records a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses (“ALL”) at a level management considers prudent. The amount of this provision is based on a combination of factors including the local economy and business conditions, changes in lending policies, loan concentrations, changes in the trend of volume and severity of past due, non-accrual and classified loans, historical loss experience, and assessment of borrowers’ ability to persevere during current or anticipated adverse economic conditions.

Real estate related loans represent 92.4% of total loans outstanding.  With the general deterioration of the housing and real estate development activity the bank has examined its loan portfolio and allowance for loan loss to ensure that the additional risk that is perceived in the loan portfolio is fully reflected in the ALL.  While none of the Bank’s significant real estate related customers have experienced losses to date, the ability of these borrowers to repay is dependent on their ability to sell homes, lots and commercial buildings.  The weakness in these sales coupled with softening of real estate values present additional risk of loss. The bank has expanded its loan classifications to further classify risk levels in the portfolio.    The bank’s loans for residential lots, acquisition and development, speculative construction, and raw land that will become acquisition and development loans have been evaluated carefully and have been assigned a higher risk rating.  Accordingly, a higher allowance for loan loss percentage has been assigned and is reflected in the ALL.   Although there have been no charge-offs to date, the continuing slow down in the local real estate market could result in voluntary or forced foreclosure of certain properties as an economically viable solution for some borrowers.

The Bank adopted this revised methodology for classifying loans and quantifying risk in the second quarter of 2007. This resulted in an additional loan loss provision of $281,831 above what would have been reported under the previous methodology.  Previously the Bank had used a methodology that provided for a minimum reserve of 1.25% of total gross loans.

For the three- and six-month periods ended June 30, 2007, the provision for loan losses totaled $432,000 and $547,000, respectively, compared to $189,000 and $310,000 for the same periods ended June 30, 2006.

The allowance for loan losses on June 30, 2006 was 1.40 % of outstanding gross loans compared to 1.25% at December 31, 2006 and June 30, 2006

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect the  Company’s results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the adequacy of the allowance for loan losses.  These agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the three-months ended June 30, 2007 totaled $74,000 compared to $79,000 for the prior year period.  No material period to period variances have been observed.

Noninterest expenses for the three-months ended June 30, 2007 increased by 6.2% to $986,000.  Operating expenses in the second quarter consisted of personnel expenses of $657,000, occupancy and equipment expenses of $126,000, and other expenses of $203,000.

Noninterest income for the six months ended June 30, 2007 totaled $149,000 compared to $170,000 for the comparable prior period.  The decline resulted primarily from secondary market mortgage origination fees which declined as house sales have slowed in the Bank’s market area.  The fees arise when the bank takes a mortgage application and has a third party originate, process, underwrite, close, fund and package the mortgage loan it plans to deliver to the secondary mortgage market.  The fees represent an origination fee and servicing release fee paid by the financial intermediary that funds the loan.  Mortgage banking income for the six months ended June 30, 2007 totaled $43,000 compared to $76,000 for the year ago period. Service charges on deposits and customer service fees increased modestly for the period compared to the year earlier period.

Noninterest expenses increased $281,000 or 15.6% to $2,078,000 for the six months ended June 30, 2007 compared to the same period in 2006.  Personnel expense increased $180,000 from the year ago period because of additional employees and increased employee benefits. Occupancy and equipment increased $10,000 in 2007 from additional lease expense for the Hall County branch office.  The increase in other expenses of $91,000 is primarily attributable to investment banking fees of $50,000 related to the sale of the company, increased regulatory assessments of $22,000, and fraud losses of $26,000.

Income Taxes

Income tax expense totaled $238,000 and $237,000 for the three-month periods ended June 30, 2007 and 2006, respectively. The effective tax rates for the 2006 and 2005 periods were approximately 36.0% and 36.4%, respectively.

Income tax expense totaled $541,000 for the six-month period ended June 30, 2007, compared to $468,000 for the same period ended June 30, 2006. These amounts resulted in the effective tax rates of approximately 36.3% in 2007 and 38.0% in 2006. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small amount of tax-exempt investments held in the investment portfolio.

Liquidity

First National Bank of Forsyth County must maintain, on a daily basis, sufficient funds to cover depositor withdrawals and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells Federal funds and other short-term investments. Asset and liability maturities are monitored in order to avoid significant mismatches which could adversely impact liquidity.  It is the policy of the Bank to manage its liquidity to enhance earnings while meeting its funding obligations or deposit withdrawals.

Liquidity is monitored daily and formally measured on a monthly basis.   A liquidity ratio of total funds available to meet funding needs divided by total deposits is calculated to assess liquidity.  As of June 30, 2007, the Bank’s liquidity ratio was 13.5% compared to 10.3% and 10.6% as of December 31, 2006 and year-ago period, respectively. The liquidity ratio is above the Bank’s policy minimum of 10.0%. Management utilizes brokered deposits and other wholesale funding alternatives because these funds can be acquired at lower cost than time deposits acquired in our market. Management has established a non-core funding (wholesale, brokered, and out-of-territory deposits) limit not to exceed 40% of total deposits.   As of June 30, 2007, brokered deposits totaled $62.3 million representing an increase of $18.6 million and $21.9 from the year-end and year-ago periods, respectively.  As of June 30, 2007, the Bank’s non-core funding measure was 31%

The Bank has a $12 million line of credit with the Federal Home Loan Bank (FHLB).   The Bank drew down $5,000,000 in floating rate funds in December 2006 and repaid this Advance in June 2007.  At June 30, 2007, the Bank had a short-term borrowing capacity with two correspondent banks of $7,500,000 structured as Federal Fund lines of credit.

Capital adequacy

The Company and the Bank are subject to various capital requirements administered by regulatory authorities. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s financial performance. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital adequacy is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of June 30, 2007, the most recent notification from the FDIC designated the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the following table. Capital ratios at the Parent Company approximate those of the Bank.

	Actual	Minimum Requirement	Excess
Tier 1 Capital to Average Assets	7.77%	5.0%	2.77%
Tier 1 Capital to Risk Weighted Assets	8.79%	6.0%	2.79%
Total Capital to Risk Weighted Assets	10.04%	10.0%	.04%

Off-Balance Sheet Commitments

The Bank has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At June 30, 2007, the Bank had issued commitments to extend credit of $25,865,000 and letters of credit of $980,000 through various types of commercial lending arrangements.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained is based on the Bank’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

Cautionary Notice Regarding Forward-Looking Statements

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involves risk and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers. All these factors are difficult to predict and may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Item 3.  Controls and Procedures

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.

Sales of Unregistered Equity Securities and Use of Proceeds.

(a)

The following information is required by Item 701(a) of Regulation S-B.

(1)

Sales of Unregistered Stock

(i)

On April 18, 2007, the Company sold to an employee of the Company 1,200 shares of common stock pursuant to the exercise of incentive stock options by such employee.

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

Date: August 14, 2007 Date: August 14, 2007	ALLIED BANCSHARES, INC. By: /s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: /s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.