Form 10QSB
period 2007-09-20
ALLIED BANCSHARES INC
filed 2007-11-14
CIK 1259339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Common stock, $.10 par value per share: 1,533,200 shares

issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (check one):  Yes   _     No x

ALLIED BANCSHARES, INC.

Form 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER  30, 2007

(UNAUDITED)

Assets
Cash and due from banks	$7,897,965
Federal funds sold	12,180,939
Interest bearing deposits in other banks	4,857,750
Total cash and cash equivalents	24,936,654
Investment securities	16,194,545
Other investments	1,246,192
Total securities	17,440,737
Loans	184,810,355
Less: Allowance for loan losses	(2,812,532)
Net loans	181,997,823
Premises and equipment, net	3,443,231
Accrued interest receivable and other assets	2,542,161
Total assets	$230,360,606

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand	$12,162,261
Interest bearing demand	13,993,124
Savings	6,281,804
Time, $100,000 or more	124,708,914
Other time deposits	53,714,702
Total deposits	210,860,805
Accrued interest payable and other liabilities	1,488,413
Total liabilities	212,349,218

Commitments

Stockholders’ equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 1,533,200 shares issued and outstanding	153,320
Additional paid-in capital	15,389,077
Accumulated earnings	2,577,318
Accumulated other comprehensive income	(108,327)
Total stockholders’ equity	18,011,388
Total liabilities and stockholders’ equity	$230,360,606

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months Ending September 30		Nine Months Ending September 30
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$4,300,454	3,079,277	11,825,685	8,111,142
Deposits in banks	3,662	-	71,470	737
Federal funds sold	141,127	141,630	482,747	475,041
Investment securities	228,713	115,734	546,994	309,379
Total interest income	4,673,956	3,336,641	12,926,896	8,896,299

Interest expense
Interest bearing deposits	177,295	105,280	516,815	408,595
Time deposits	2,352,020	1,387,611	6,164,860	3,476,145
Other borrowed funds	-	-	133,683	232
Total interest expense	2,529,315	1,492,891	6,815,358	3,885,272

Net interest income	2,144,641	1,843,750	6,111,538	5,011,027

Provision for loan losses	229,944	71,415	777,160	381,326

Net interest income after provision for loan losses	1,914,697	1,772,335	5,334,378	4,629,701

Other income, service charges and other fees	70,476	76,863	220,269	247,321

Other expense
Salaries and benefits	713,752	599,235	2,021,913	1,727,527
Net occupancy and equipment expense	171,874	112,655	417,013	347,579
Other operating expenses	283,024	192,650	807,399	626,327
Total other expense	1,168,650	904540	3,246,324	2,701,433

Income before income taxes	816,524	944,658	2,308,323	2,175,589

Income tax expense	295,241	358,755	836,231	827,239

Net earnings	$521,283	585,903	1,472,092	1,348,350

Basic earnings per share	$.34	.39	.97	.90
Diluted earnings per share	.29	.35	.84	.82
Weighted average number of shares	1,531,591	1,502,348	1,521,918	1,502,000

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

Three Months Ending September 30	Nine Months Ending September 30

	2007	2006	2007	2006
Net earnings	$521,282	585,903	1,472,092	1,348,350
Other comprehensive income:
Unrealized gains/(losses) on investment securities available-for-sale	304,629	200,855	(77,794)	(73,173)
Associated tax benefit (expense)	(115,759)	(76,325)	29,973	27,804
Other comprehensive income	188,870	124,530	(47,821)	(45,375)
Comprehensive income	$710,152	710,433	1,424,271	1,302,975

See accompanying notes to financial statements.

ALLIED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net earnings	$1,472,092	1,348,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189,693	245,142
Stock based compensation	42,297	42,003
Provision for loan loss	777,015	381,326
Increase in interest receivable and other assets	(462,055)	(359,102)
Increase in interest payable and other liabilities	279,995	435,335
Net cash provided by operating activities	2,299,037	2,093,055

Cash flows from investing activities:
Proceeds from investment securities called or redeemed	2,767,570	839,452
Purchases of investment securities	(8,093,000)	(8,296,388)
Proceeds from redemption of other securities	225,000
Purchases of other investments	(88,500)	(258,500)
Net increase in loans	(21,969,032)	(33,706,088)
Purchase of premises and equipment	(30,223)	(101,881)
Net cash used by investing activities	(27,188,185)	(41,513,405)

Cash flows from financing activities:
Net increase in deposits	42,486,898	33,470,225
Net increase (decrease) in borrowings	(5,000,000)	-
Issuance of common and stock based compensation	296,000	20,000
Net cash provided by financing activities	37,782,898	33,490,225

Net change in cash and cash equivalents	12,893,750	(5,930,125)

Cash and cash equivalents at beginning of the period	12,042,904	12,671,390

Cash and cash equivalents at end of period	$24,936,654	6,741,265

Non-cash investing and financing activities: Change in unrealized loss on securities available for sale, net of tax	$(47,822)	(7,727)

Supplemental information: Interest paid	$6,568,110	3,885,272
Income tax paid	$1,003,000	937,000

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the nine months ended September 30, 2007 is as follows.

	Net Earnings	Common Shares	Per Share Amount
Basic earnings	$1,472,092	1,521,918	$.97
Effect of dilutive securities		236,592	(.13)
Diluted earnings per share	1,472,092	1,758,510	$.84

(3)

Stock Based Compensation

In connection with the Company’s formation and initial offering, the company issued 287,142 warrants to purchase its common stock at $10 per share.  During 2005, the Board of Directors approved the acceleration of the vesting of all warrants.

On August 18, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which allows for common stock options to be granted to eligible officers and employees.  Stock options granted under this plan are qualified incentive stock options and will not exceed 200,000.  Options become exercisable as determined by the Board of Directors at the time of grant. The options granted in 2004 become vested and exercisable in annual increments of 20% of the total shares beginning December 31, 2004 through December 31, 2009. Options granted after 2004 become vested and exercisable in annual increments of 20% of the total shares on the anniversary date of the grant.   Options granted under the plan expire after ten years.  The exercise price of the options granted will be no less than 100 % of the market price on the day the option is granted, as determined by the Board of Directors. No options were granted in the third quarter 2007 and 4,000 options were exercised in the third quarter of 2007.  Options granted under the 2004 Stock Option Plan total 147,000 shares at September 30, 2007.  Through September 30, 2007, 33,200 shares have been exercised and 500 shares have been forfeited.  Six hundred option shares vested during the three months ended September 30, 2007.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2006, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1,

2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $17,757 and $57,336 for the three and nine months ended September 30, 2007, respectively.   As of September 30, 2007, there was $134,600 of unrecognized compensation cost related to non-vested employee stock options, which is expected to be recognized over a period of 4 years.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of Allied Bancshares, Inc.’s (the “Company” or “Allied”) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2007 and 2006. The historical financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

At September 30, 2007, Allied had total consolidated assets of $230,361,000, total loans of $184,810,000, total deposits of $210,861,000 and shareholders’ equity of $18,011,000.   Net income for the three months ended September 30, 2007 was $521,000 and $1,472,000 for the nine months ended September 30, 2007.  Annualized return on average assets of .93% and 1.24 % was recorded for the nine-month periods ended September 30, 2007 and 2006, respectively.  Return on average equity of 11.46% was recorded for the nine month period ended September 30, 2007 compared to 12.00 % for the same period in 2006.  As of September 30, 2007, Allied had 29 employees on a full-time equivalent basis.

Financial Condition

As of September 30, 2007, Allied’s total assets of $230,361,000 represented an increase of $39,529,000 or 20.7%, from December 31, 2006 and an increase of $67,188,000 or 41.2% from September 30, 2006. Total interest-earning assets increased $28,687,000 or 15.6 % to $212,090,000 at September 30, 2007 from $183,403,000 at December 31, 2006. The increases in total assets and interest-earning assets compared to December 31, 2006 are primarily due to increases in loan volumes, mainly in real estate construction and real estate mortgage loans, and investment securities.

 Cash and cash equivalents

Cash and due from banks increased $4,584,000 to $7,898,000 at September 30, 2007 from $3,314,000 at December 31, 2006. Federal funds sold increased $3,452,000 to $12,181,000 at September 30, 2007. Fed funds sold reflect loan participations sold late in the third quarter 2007.  Interest bearing deposits in banks increased $4,857,000 during the quarter as an alternative investment to federal funds sold offering a higher yield.

Investment Securities

Investment securities totaled $16,195,000 at September 30, 2007, an increase of $5,244,000 from December 31, 2006. The Company’s investment in securities is largely comprised of U.S. Government Agency securities.  Increases were the result of the need for more liquidity and improved investment yields.

Loans

Gross loans totaled $184,810,000 at September 30, 2007, an increase of $21,969,000 or 13.5% from December 31, 2006.    Loans outstanding at September 30, 2007 reflect an increase of $749,000 from June 30, 2007.  The small increase resulted from the need to sell loan participations to meet minimum risk based capital requirements of 10% to be designated as a bank that is well capitalized by as defined by regulations.  The bank sold a total of $16,500,000 in September 2007.    The increase in loan originations compared to both prior periods is principally due to strong economic growth in Forsyth and Hall counties.  The Company continues to experience good growth in its loan portfolio, particularly in loans for commercial real estate development.   The turmoil in the real estate markets experienced nationally during 2007 has resulted in a significant decline in real estate loan requests for residential real estate development.  The Bank has no non-performing assets classified as other real estate, loans 30 days or more past due or any charge-offs to date as of September 30, 2007.

Deposits

Deposits at September 30, 2007 totaled $210,861,000, an increase of $42,488,000 or 25.2% and $64,369,000 or 43.9% from the year-end and year-ago periods, respectively. The increase since December 31, 2006 is primarily attributable to a $39,974,000 increase in time deposits of $100,000 or more and a $9,438,000 increase in time deposits of less than $100,000. The overall increase in deposits is predominately due the aggressive pricing of deposits in the local marketplace and the acceptance of $28,637,000 more brokered deposits since December 31, 2006.

Shareholders’ equity

At September 30, 2007, total shareholders’ equity was $18,011,000, an increase of $1,763,000 from December 31, 2006.   The change in equity capital since December 31, 2006 was due to net income of $1,472,000, additional unrealized losses on securities available-for-sale of $47,000 and additional capital of $338,000 resulting from the exercise of employee stock options and noncash compensatory stock option expense under Financial Accounting Standard 123(R).

Results of Operations

Net Income

Net income for the three and nine-month periods ended September 30, 2007 was $521,000 or $0.29 per diluted share and $1,472,000 or $0.84 per diluted per share, respectively.  This compares to $586,000 or $0.35 per diluted share and $1,348,000 or $0.82 per diluted share for the three and nine month periods ending September 30, 2006.

Net Interest Income

Net interest income for the three-months ended September 30, 2007 was $2,145,000, an increase of 16.3% over the same quarter in 2006. The increase resulted primarily from an increase in the volume of average interest earning assets of 41.2% partially offset by an increase in interest bearing liabilities of 50.1% for the third quarter of 2007 compared to the third quarter of 2006.  Net interest margin, net interest income divided by average earning assets, was 3.89% and 4.77% for the third quarter of 2007 and 2006, respectively.

Total interest income was $4,674,000 for the three-month period ended September 30, 2007, compared to $3,337,000 for the same period in 2006. The increase results from a 41.2% increase in earning assets, primarily loans.

Total interest expense was $2,529,000 for the three-month period ended September 30, 2007, compared to $1,493,000 for the same period in 2006. The increase results from an increase in interest-bearing liabilities of 50.1% combined with an increase of 55 basis points in the cost of those liabilities, compared to the same period in 2006.

The net interest margin of the Company was 3.99% for the nine-month period ended September 30, 2007 compared to 4.59% for the same nine-month period in the preceding year. The Company has experienced a compression in its margins because the Bank’s strong loan growth has necessitated aggressive pricing of time deposits to retain and attract new deposits to fund loan demand.

Total interest income increased to $12,927,000 for the nine month period ended September 30, 2007 from $8,896,000 during the comparable prior year period. The 45.3% increase in interest income year over year for the nine month period is the result of a 43.9% increase in the Bank’s loan portfolio on average and an increase in the yield from interest-earning assets of 26 basis points compared to the nine month period ended September 30, 2006.

Total interest expense increased to $6,815,000 for the nine months ended September 30, 2007 from $3,885,000 for the nine month period ended September 30, 2006. The increase in interest expense for the nine months ended September 30, 2007 compared to the year ago period results from of an increase of 85 basis points in the average cost of interest-bearing liabilities and an  increase of  $56,215,000 in average interest bearing liabilities.

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

Real estate related loans represented 92.5% of total loans outstanding at September 30, 2007.  With the general deterioration of the housing and real estate development activity the bank has examined its loan portfolio and allowance for loan loss to ensure that the additional risk that is perceived in the loan portfolio is fully reflected in the ALL.  While none of the Bank’s significant real estate related customers have experienced losses to date, the ability of these borrowers to repay is dependent on their ability to sell homes, lots and commercial buildings.  The slowing demand for real estate coupled with softening of real estate values increase the risk of real estate borrowers defaulting on loans. The bank has expanded its loan classifications to further classify risk levels in the portfolio.    The bank’s loans for residential lots, acquisition and development, speculative construction, and raw land that will become acquisition and development loans have been evaluated carefully and have been assigned a higher risk rating.  Accordingly, a higher allowance for loan loss percentage has been assigned and is reflected in the ALL.   Although there have been no charge-offs to date, the continuing slow down in the local real estate market could result in voluntary or forced foreclosure due to decreased liquidity of certain properties as an economically viable solution for some borrowers.

The Bank adopted this revised methodology for classifying loans and quantifying risk in the second quarter of 2007. This resulted in an additional loan loss provision of $281,831 above what would have been reported under the previous methodology.  The methodology used prior to the second quarter of 2007 provided a minimum reserve of 1.25% of total gross loans.

For the three- and nine month periods ended September 30, 2007, the provision for loan losses totaled $230,000 and $777,000, respectively, compared to $71,000 and $381,000 for the same periods in 2006.

The allowance for loan losses on September 30, 2007 was 1.52 % of outstanding gross loans compared to 1.25% at September 30, 2006.

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect the  Company’s results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the adequacy of the allowance for loan losses.  These agencies may require the Company to recognize additions to the allowance for loan losses.

Noninterest Income and Expense

Noninterest income for the three-months ended September 30, 2007 totaled $70,000 compared to $77,000 for the prior year period.  No material period to period variances have been observed.

Noninterest expenses for the three-months ended September 30, 2007 increased by 29% to $1,169,000.  Operating expenses in the third quarter consisted of personnel expenses of $714,000, occupancy and equipment expenses of $172,000, and other expenses of $283,000.

Noninterest income for the nine months ended September 30, 2007 totaled $220,000 compared to $247,000 for the comparable prior year period.  The decline resulted primarily from declining mortgage origination fees which declined as house sales have slowed in the Bank’s market area.  The fees arise when the bank takes a mortgage application and has a third party originate, process, underwrite, close, fund and package the mortgage loan it plans to deliver to the secondary mortgage market.  The fees represent an origination fee and servicing release fee paid by the financial intermediary that funds the loan.  Mortgage income for the nine months ended September 30, 2007 totaled $57,000 compared to $108,000 for the year ago period. Service charges on deposits and customer service fees increased modestly for the period compared to the year earlier period.

Noninterest expenses increased $545,000 or 20.2% to $3,246,000 for the nine months ended September 30, 2007 compared to the same period in 2006.  Personnel expense increased $294,000 from the year ago period because of additional employees and increased employee benefits. Occupancy and equipment increased $69,000 in 2007 from additional lease expense for the Hall County branch office.  The increase in other expenses of $181,000 is primarily attributable to investment banking fees of $50,000 related to the sale of the company, increased regulatory assessments of $50,000, and fraud losses of $26,000.

Income Taxes

Income tax expense totaled $295,000 and $359,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively. The effective tax rates for the 2007 and 2006 periods were approximately 36.2% and 38.0%, respectively.

Income tax expense totaled $836,000 for the nine-month period ended September 30, 2007, compared to $827,000 for the nine months ended September 30, 2006. These amounts resulted in the effective tax rates of approximately 36.2% in 2007 and 38.0% in 2006. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small amount of tax-exempt investments held in the investment portfolio.

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

Liquidity is monitored daily and formally measured on a monthly basis.   A liquidity ratio of total funds available to meet funding needs divided by total deposits is calculated to assess liquidity.  As of September 30, 2007, the Bank’s liquidity ratio was 18% compared to 10.3% and 8.5% as of December 31, 2006 and year-ago period, respectively. The increase from prior periods reflects the sale of loans in September 2007 to meet regulatory capital requirements.  The liquidity ratio is above the Bank’s policy minimum of 10.0%. Management utilizes brokered deposits and other wholesale funding alternatives because these funds can be acquired at lower cost than time deposits acquired in our market. Management has established a non-core funding (wholesale, brokered, and out-of-territory deposits) limit not to exceed 40% of total deposits.   As of September 30, 2007, brokered deposits totaled $72,384,000 (34.3% of total deposits) representing an increase of $28,600,000 and $31,139,000 from the year-end and year-ago periods, respectively.

The Bank has a $12,700,000 line of credit with the Federal Home Loan Bank.   The Bank drew down $5,000,000 in floating rate funds in December 2006 and repaid this Advance in June 2007.  At September 30, 2007, the Bank had a short-term borrowing capacity with two correspondent banks of $7,500,000 structured as Federal Fund lines of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of September 30, 2007, the most recent notification from the FDIC designated the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the following table. Capital ratios at the Parent Company approximate those of the Bank.

	Actual	Minimum Requirement	Excess
Tier 1 Capital to Average Assets	7.48%	5.0%	2.48%
Tier 1 Capital to Risk Weighted Assets	9.01%	6.0%	3.01%
Total Capital to Risk Weighted Assets	10.27%	10.0%	.27%

Off-Balance Sheet Commitments

The Bank has made contractual commitments to extend credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At September 30, 2007, the Bank had issued commitments to extend credit of $30,473,000 and letters of credit of $990,000 through various types of commercial lending arrangements.  The Bank evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained is based on the Bank’s evaluation of the borrower.  Collateral varies but may include property, plant and equipment, commercial and residential real estate, and other assets.

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

Item 3.  Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure, controls, and procedures pursuant to the Exchange Act Rule 13A-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure, controls, and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.

Sales of Unregistered Equity Securities and Use of Proceeds.

(a)

The following information is required by Item 701(a) of Regulation S-B.

(1)

Sales of Unregistered Stock

(i)

On August 7, 2007, the Company sold to an employee of the Company 4,000 shares of common stock pursuant to the exercise of incentive stock options by such employee.

(ii)

The purchase price was $11.00 per share.

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

Date: November 14, 2007 Date: November 14, 2007	ALLIED BANCSHARES, INC. By: /s/Andrew K. Walker Andrew K. Walker, President and C.E.O. By: /s/Richard E. Bell Richard E. Bell, C.A.O. and C.F.O.